Form 10-Q
period 2009-12-31
R & A Productions, Inc.
filed 2010-04-23
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:  333·164909

 ____________________________________________________________________________

R & A Productions, Inc.

(Name of small business issuer in its charter)

 ____________________________________________________________________________

Nevada	7812	26-4574088
(State or other JURISDICTION OF INCORPORATION OR ORGANIZATION)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

146A Redwood Avenue

Carlsbad, CA 92008

www.Productions-RA.com

619-869-9981

(Address and telephone number of registrant’s principal executive offices and principal place of business)

______________________________________________________________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes - þ     No - o

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes - o     No - o

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer - o	Accelerated filer - o	Non-accelerated filer - o (Do not check if a smaller reporting company)	Smaller reporting company - þ

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - o     No - þ

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK	5,449,906
(Class)	Outstanding at December 31, 2009

_____________________________________________________________

Form 10-Q
For the Quarter Ended December 31, 2009

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2009 (unaudited) and from Inception, March 13, 2009 to September 30, 2009 (audited)	2

	Condensed Consolidated Statements of Operations for the three-month period ended December 31, 2009 (unaudited) and from Inception, March 13, 2009 to September 30, 2009 (audited)	3

	Condensed Consolidated Statements of Cash Flows Operations for the three-month period ended December 31, 2009 (unaudited) and from Inception, March 13, 2009 to September 30, 2009 (audited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 5	Other Information	13

Item 6	Exhibits	13

	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

R & A PRODUCTIONS, INC

CONDENSED BALANCE SHEET

December 31, 2009 (1st Quarter)

And From Inception ( March 13, 2009) to September 30, 2009

	December 31, 2009	September 30, 2009

Assets

Current Assets
Cash	9,826	$8,100
Accounts Receivable	0	0
Total Current Assets	9,826	8,100

Other
Film Equipment	26,000	25,500
Furniture & Computer Equip.	38,000	38,000
Accumulated Depreciation	(2,208)	(2,008)
Total Other Assets	61,792	61,492

Total Assets	71,618	69,592

Liabilities And Equity

Current Liabilities
Estimated cost to complete film	6,000	6,000
Accrued income tax payable		2,074
Total Current Liabilities	6,000	8,074

Total Liabilities	6,000	8,074

Stockholders Equity

Common Stock $.001 Par Value 75,000,000 Shares Authorized 5,449,906 shares issued and outstanding	5,450	5,433

Paid in Capital	60,395	44,330
Retained Earnings	(227)	11,755
Total Stockholders Equity	65,618	61,518

Total Liabilities And
Stockholders Equity	71,618	$69,592

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF OPERATIONS

December 31, 2009 (1st Quarter)

And From Inception ( March 13, 2009) to September 30, 2009

	December 31, 2009	September 30, 2009
Revenue

Sales	$2,600	38,500

Total Income	2,600	38,500

Ordinary Income\Expenses
Depreciation	2,208	2,008
Shares issued for services	-	3,004
Share issued for film assets	-	2,309
Film	-	4,000
Cost to Complete Film	6,000	6,000
General & Admin	2,583	310
Professional Fees	3,500	6,500

Other Expenses	291	540

Total Expenses	14,582	24,671

Net Income Before Provision for Income Taxes	(14,582)	13,829

Provision for Income Taxes	0	2,074

Net Income	(11,982)	11,755

Net Earnings (Loss) Per Share	(0.002)	0.002

Weighted Average Shares Outstanding	5,449,906	5,189,427

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF CASH FLOW

December 31, 2009 (1st Quarter)

And From Inception ( March 13, 2009) to September 30, 2009

	December 31, 2009	September 30, 2009

Net Income	$(11,982)	$11,755

Adjustments to Reconcile Net Income (Loss) To Net Cash Used in Operating
Activities:
From Operations
Shares issued film assets		2,309
Depreciation	2,208	2,008
Shares issued for services		3,004
Increase in estimated costs to complete film	6,000	6,000
Increase in Accrued taxes		2,074

Net Cash Provide by Operating Activities	(3,774)	27,150

Investing Activities
Film Equipment	(500)	(25,500)
Furniture & Equipment		(38,000)

Net Cash Provided by Investing Activity	(500)	(63,500)

Cash Flow from Financing Activities

Capital Stock	6,000	44,450

Net Cash Used by Financing Activities	6,000	44,450

Increase in Cash	1,726	8,100

Cash at Beginning	8,100	0

Cash at End	$9,826	8,100

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

R&A Productions Inc. ("Company" or "R&A Productions") was formed on March 13, 2009 under the laws of the State of Nevada.

R&A Productions is a Film Production and distribution Company.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net income of ($11,982) for the first quarter ended December 31, 2009 and $11,755 from its inception to September 30, 2009. At the quarter ended December 31, 2009 the Company's current assets were $9,826 and the total assets were $71,618 and its liabilities were $6,000. The Company’s assets exceeded its liabilities by $65,618. At the year ended September 30, 2009 the Company's current assets were $8,100 and the total assets were $69,592 and its liabilities were $8,074. The Company’s assets exceeded its liabilities by $61,518. (see Note B).

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the balance sheets for cash and cash equivalents approximate the fair values due to short maturities of these instruments.

INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

STOCK BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2009 and for the subsequent periods.

 CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of December 31, 2009.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $0 during the year ended December 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" (“SFAS 168").  Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by non-governmental entities.  SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption will have no material impact on the Company’s financial statements but will require that interim and annual filings include references to the Codification.

In June 2009, the FASB issued Accounting Standards Codification Topic No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles  recognized by the FASB to be applied by nongovernmental entities in  the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal  securities laws are also sources of authoritative U.S. GAAP for SEC  registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its results of operations and financial position.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 consists of the following:

Property and Equipment
Computers and Equipment and furniture	38,000
Film Equipment	26,000
Property and Equipment	$ 64,000
Accumulated depreciation	(2,208)
Property and Equipment less depreciation	$ 61,992

NOTE C - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Company has made provision for accrued taxes of $2,074.00 for the year ended September 30, 2009, based on a 15% tax rate. The Company had a loss of $11,892 in the quarter ended December 31, 2009.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year.  Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method.  Options are not considered in loss years as they would be anti-dilutive.  There are no shares with a dilutive impact for the year ended December 31, 2009.

NOTE E - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company currently has not authorized any class of Preferred stock.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, par value .001 per share. At the twelve months ended September 30, 2009 there were 5,432,764 shares of common stock issued and outstanding. At the quarter ended December 31, 2009 there were 5,449,906 shares of common stock issued and outstanding.

On April 10, 2009 the Company issued 2,500,000 share of restricted 144 stock to its CEO and Director, Hector Medina at par value for services rendered to the Company in lieu of salary. Another 4,200 shares were issued as gifted stock. On April 15, 2009 the Company entered into a contract with BW Acquisition, Inc. whereby it acquired the rights to its software business course for the par value of stock issued. Per the contract 406,764 shares of common stock were dividend to the shareholders of BW Acquisition, Inc. Also on April 15, 2009 500,000 shares of common stock were issued for a marketing distribution agreement. On April 23, 2009, 1,901,800 shares of common stock were issued as part of a contractual agreement for the non exclusive rights to the film “Trestles”.

In July of 2009 the Company initiated a Private Reg D 506 Offering for the sale of 735,000 shares of common stock. To December 31, 2009 the Company sold 137,142 shares of its common stock.

NOTE F - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive.

EMPLOYMENT AND CONSULTING AGREEMENTS

To December 31, 2009 the Company entered into an agreement with its Chief Executive Officer, Hector Medina, where he was compensated for service rendered by the issuance of 2,500,000 shares of the Company’s common stock at the par value of $.001.

In April of 2009 500,000 share of common stock at the par value of $.001 per share were issued to Andrew Mercer as part of a Film Marketing Distribution agreement.

PURCHASE AGREEMENTS

On June 7, 2009 the Company acquired the film TIES from S Buiz, Inc. The Company agreed to fund the completion of the film upon further capitalization. In addition the Company was to assist in the completion of the film. S Buiz, Inc. is to be paid a royalty of $1.00 per copy of all DVDs sold and 20% of any net profits from other film sales.

On June 29, 2009 Future Films, Inc. purchased the rights to the Film “TIES” for a price of $50,500. $25,500 was paid upon the signing of the contract as a non-refundable payment. $25,000 is due upon the completion of the film. The revenue from the final payment of $25,000 will be recognized upon receipt of the funds and the delivery of the film. Because the payment of $25,500 was a non-refundable payment the Company recognized the revenue upon its receipt.

In October and December of 2009 the Company paid for expenses relative to additional filming in El Salvador for the film “TIES”.

On April 23, 2009 the Company  purchased  from a related party the rights to the film “The Trestles” for $4,000 and 400,000 shares of the Company’s common stock. The Company sold the rights to Simplecraft for $13,000.00 (which was deemed per the contract to be non-refundable) and agreed to aid in the completion of the film upon further capitalization. Because the revenue was a non-refundable payment the Company recognized the revenue upon receipt.

On April 15, 2009 the Company acquired the rights to “Basics of Business Success” from BW Acquisition, Inc. for 406,764 shares of its common stock valued at par value.

 NOTE G - LITIGATION

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

At this time there is no past or pending litigation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our un-audited condensed consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Registrations Statement on Form S-1 filed with the Securities and Exchange Commission (“Commission”), particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

BUSINESS OVERVIEW

We are currently in production with two films. We also plan to distribute our own films as well as films of others. We also have a course plan for business which we anticipate turning into a DVD and subsequently marketing through distribution networks. To date we have presold one of our films and are in process of its completion. We sent a production team to el Salvador in October and December as well as March of 2010 for additional filming. We anticipate the completion of all films by the first quarter of 2011.

Our fiscal year ends September 30 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending September 30 of the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ending September 30, 2010).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our audit in our registration statement on Form S-1 for the fiscal year ended September 30, 2009 . As of December 31, 2009, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

OUTLOOK

We have worked with minimal capital to date. We are in process of completion of 2 films and plan on marketing both films subsequent to their completion.  For the year 2010 we anticipate the Company’s focus to be on the completion and marketing  of the films. We also are positioning the Company to acquire films from other producers to distribute through the distribution channels which we are currently implementing.

Liquidity and Financial Position

As shown in the accompanying financial statements, the Company incurred a net income of ($11,982) for the first quarter ended December 31, 2009 and $11,755 from its inception to September 30, 2009. At the quarter ended December 31, 2009 the Company's current assets were $9,826 and the total assets were $71,618 and its liabilities were $6,000. The Company’s assets exceeded its liabilities by $65,618. At the year ended September 30, 2009 the Company's current assets were $8,100 and the total assets were $69,592 and its liabilities were $8,074. The Company’s assets exceeded its liabilities by $61,518.

Results of Operations

In 2009 the Company had pre-sold its films whereby it generated some revenues. The Company is currently working towards their completion and subsequent distribution in order to receive final payments.

At quarter ended December 31, 2009 the Company had revenues of $2,500.00 and losses of $11,982.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

We do not have any foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended December 31, 2009.  This evaluation was done with the participation of our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  Because the design of a control system is based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, our Chief Executive Officer has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10K for the year ended March 31, 2009 is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Registration Statement on Form S-1 files on February 16, 2010, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to management may materially adversely affect our business, financial condition and/or operating results.

To the knowledge of management, there have been no material changes with respect to the risk factors disclosed in our Registration Statement on Form S-1 files on February 16, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibits:

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*  filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&A PRODUCTIONS INC.

By:	/s/ Hector Medina

Hector Medina

Chief Executive Officer and Director

Date: April23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hector Medina Hector Medina	Chief Executive Officer and Director	April 23, 2010