Form 10-Q
period 2010-06-30
R & A Productions, Inc.
filed 2010-08-13
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer - o	Accelerated filer - o	Non-accelerated filer - o (Do not check if a smaller reporting company)	Smaller reporting company - þ

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - o     No - þ

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK	5,552,764
(Class)	Outstanding at June 30, 2010

_____________________________________________________________

Form 10-Q
For the 3rd Quarter Ended June 30, 2010

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2010 (unaudited) and from Inception, March 13, 2009 to September 30, 2009 (audited)	2

	Condensed Consolidated Statements of Operations for the three-month period ended June 30, 2010 (unaudited) and 9 Months to June 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows Operations for the three-month period ended June 30, 2010 (unaudited) and from Inception, March 13, 2009 to September 30, 2009 (audited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 5	Other Information	13

Item 6	Exhibits	13

	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

R & A PRODUCTIONS, INC

CONDENSED BALANCE SHEET

June 30, 2010 (3rd Quarter)

And From Inception ( March 13, 2009) to September 30, 2009

	June 30, 2010 (unaudited)	September 30, 2009 (audited)

Assets

Current Assets
Cash	25,366	$8,100
Accounts Receivable	0	0
Total Current Assets	25,366	8,100

Other
Film Equipment	33,800	25,500
Furniture & Computer Equip.	38,000	38,000
Accumulated Depreciation	(1,908)	(2,008)
Total Other Assets	69,892	61,492

Total Assets	95,258	69,592

Liabilities And Equity

Current Liabilities
Estimated cost to complete film	4,000	6,000
Accrued income tax payable		2,074
Total Current Liabilities	4,000	8,074

Total Liabilities	4,000	8,074

Stockholders Equity

Common Stock $.001 Par Value 75,000,000 Shares Authorized 5,552,764 shares issued and outstanding	5,553	5,433

Paid in Capital	96,273	44,330
Retained Earnings	(5,015)	11,755
Total Stockholders Equity	91,258	61,518

Total Liabilities And
Stockholders Equity	$95,258	$69,592

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010 (3rd Quarter)

And 9 Months Ended June 30, 2010

	3 Months Ended June 30, 2010	9 Months Ended June 30, 2010
Revenue

Sales	$52,000	58,600

Total Income	52,000	58,600

Ordinary Income\Expenses
Depreciation	1,908	1,908
Shares issued for services	-
Shares issued for film assets	-
Film	-
Cost to Complete Film	4,000	4,000
General & Admin	6,000	13,090
Professional Fees	31,000	53,240
Other Expenses	136	704

Total Expenses	43,044	114,078

Net Income Before Provision for Income Taxes	8,956	(55,478)

Provision for Income Taxes	0	0

Net Income	8,956	(55,478)

Net Earnings (Loss) Per Share	.002	(0.01)

Weighted Average Shares Outstanding	5,552,764	5,552,764

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF CASH FLOW

Three Months Ended June 30, 2010 (3rd Quarter)

And From Inception ( March 13, 2009) to September 30, 2009

	June 30, 2010 (unaudited)	September 30, 2009 (audited)

Net Income	$8,956	$11,755

Adjustments to Reconcile Net Income (Loss) To Net Cash Used in Operating
Activities:
From Operations
Shares issued film assets		2,309
Depreciation	1,908	2,008
Shares issued for services		3,004
Increase in estimated costs to complete film	4,000	6,000
Increase in Accrued taxes		2,074

Net Cash Provide by Operating Activities	14,864	27,150

Investing Activities
Film Equipment	(2,800)	(25,500)
Furniture & Equipment		(38,000)

Net Cash Provided by Investing Activity	(2,800)	(63,500)

Cash Flow from Financing Activities
Capital Stock	0	44,450

Net Cash Used by Financing Activities	0	44,450

Increase in Cash	12,064	8,100

Cash at Beginning	13,302	0

Cash at End	$25,366	$8,100

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

R&A Productions Inc. ("Company" or "R&A Productions") was formed on March 13, 2009 under the laws of the State of Nevada.

R&A Productions is a Film Production and distribution Company.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net income of $8,956 for the third quarter ended June 30, 2010 and $11,755 from its inception to September 30, 2009. At the quarter ended June 30, 2010 the Company's current assets were $25,366 and the total assets were $95,258 and its liabilities were $4,000. The Company’s assets exceeded its liabilities by $91,258. At the year ended September 30, 2009 the Company's current assets were $8,100 and the total assets were $69,592 and its liabilities were $8,074. The Company’s assets exceeded its liabilities by $61,518. (see Note B).

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

 CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of June 30, 2010.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $0 during the quarter ended June 30, 2010.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 consists of the following:

Property and Equipment
Computers and Equipment and furniture	38,000
Film Equipment	33,800
Property and Equipment	$ 71,800
Accumulated depreciation	(1,908)
Property and Equipment less depreciation	$ 69,892

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

The Company has made provision for accrued taxes of $2,074.00 for the year ended September 30, 2009, based on a 15% tax rate. The Company had revenues of $52,000 in the quarter ended June 30, 2010 and a net income of $8,956.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year.  Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method.  Options are not considered in loss years as they would be anti-dilutive.  There are no shares with a dilutive impact for the quarter ended June 30, 2010.

NOTE E - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company currently has not authorized any class of Preferred stock.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, par value .001 per share. At the twelve months ended September 30, 2009 there were 5,432,764 shares of common stock issued and outstanding. At the quarter ended June 30, 2010 there were 5,552,764shares of common stock issued and outstanding.

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

EMPLOYMENT AND CONSULTING AGREEMENTS

To June 30, 2010 the Company entered into an agreement with its Chief Executive Officer, Hector Medina, where he was compensated for service rendered by the issuance of 2,500,000 shares of the Company’s common stock at the par value of $.001.

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

BUSINESS OVERVIEW

We are currently in production with two films. We also plan to distribute our own films as well as films of others. We also have a course plan for business which we anticipate turning into a DVD and subsequently marketing through distribution networks. To date we have pre sold one of our films and are in process of its completion. We sent a production team to El Salvador in October and December as well as March and August of 2010 for additional filming. We anticipate the completion of all films by the first quarter of 2011. Upon the completion of filming and post production the Company will be paid $25,000 from Future Films. The Company will also share in the revenue stream from sales of the DVD, TV rights and or any theatrical release.

The Company is currently seeking a joint venture partner to develop a DVD or TV segment for “Basics of Business Success”. The Company has not yet found any source of funding for the project as of this date.

On June 15, 2010 the Company entered into a contract with Direct Media Enterprises (DME) to produce commercials for DME’s Point of View Kiosks whereby the Company will subcontract all film and post production work. The Company anticipates initiating filming in September of 2010. At this time the Company does not know the full ramifications of the contract in terms of revenue generation.

We are also continuing the filming of “Trestles” which we anticipate the completion of in late 2011.

On June 27 the Company entered into a contract with UC Hub, Inc. for the Television production work for its up coming release of “Gem Shows”. The contract is for $100,000 for 10 shows whereby the Company will be paid $10,000 upon the completion of each show.

In July of 2010 the Company entered into negotiations for the production of a feature film with Carillo Films. (The Company has not yet consummated a final contract). Funding for the Film will be through the efforts of Carillo Films; however it does not preclude the Company from assisting by possibly arranging for funding. At this time the Company has no source for funding, and has not entered into any negotiations for funding.

On July 8, 2010 the Company entered into an agreement with Autovative Products, Inc. to film a commercial for Autovative’s products.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our audit in our registration statement on Form S-1 for the fiscal year ended September 30, 2009 . As of June 30, 2010, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

OUTLOOK

We have worked with minimal capital to date. We are in process of completion of 2 films and plan on marketing both films subsequent to their completion.  Both films have been pre purchased and partial non-refundable payments have been made for each film. Final payments for the films will be made upon completion. For the year 2010 we anticipate the Company’s focus to be on the completion and marketing  of the films. We also are positioning the Company to acquire films from other producers to distribute through the distribution channels which we are currently implementing. We have entered into negotiations for the production of a major feature film with Carillo Film; and anticipated commencing actual production in October of 2010. In addition the Company ahs engaged in the production of several commercials and intends to continue production of commercial video work as well as still photography.

On June 15, 2010 the Company entered into a contract with Direct Media Enterprises (DME) to produce commercials for DME’s Point of View Kiosks whereby the Company will subcontract all film and post production work. The Company anticipates initiating filming in September of 2010. (A copy of the contract is attached). At this time the Company does not know the full ramifications of the contract in terms of revenue generation.

We are also continuing the filming of “Trestles” which we anticipate the completion of in late 2011.

On June 27 the Company entered into a contract with UC Hub, Inc. for the Television production work for its up coming release of “Gem Shows”. The contract is for $100,000 for 10 shows whereby the Company will be paid $10,000 upon the completion of each show.

In July of 2010 the Company entered into negotiations for the production of a feature film with Carillo Films. (The Company has not yet consummated a final contract). Funding for the Film will be through the efforts of Carillo Films; however it does not preclude the Company from assisting by possibly arranging for funding. At this time the Company has no source for funding, and has not entered into any negotiations for funding. The Company is contributing its expertise in cinematography and editing as well as film equipment and editing suite towards the completion of the film in return for a yet to be determined percentage of the net proceeds. We anticipate commencement of production for the film in October of 2010.

On July 8, 2010 the Company entered into an agreement with Autovative Products, Inc. to film a commercial for Autovative’s products.

Liquidity and Financial Position

As shown in the accompanying financial statements, the Company had a net income of $8,956 for the third quarter ended June 30, 2010 and $11,755 from its inception to September 30, 2009. At the quarter ended June 30, 2010 the Company's current assets were $25,366 and the total assets were $95,258 and its liabilities were $4,000. The Company’s assets exceeded its liabilities by $91,258. At the year ended September 30, 2009 the Company's current assets were $8,100 and the total assets were $69,592 and its liabilities were $8,074. The Company’s assets exceeded its liabilities by $61,518.

Results of Operations

In 2009 the Company had pre-sold two films whereby it generated $38,500 in revenue. The Company is currently working towards their completion and subsequent distribution in order to receive final payments.

At quarter ended June 30, 2010 the Company had revenues of $52,000 from its film work and losses of $43,044.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended June 30, 2010.  This evaluation was done with the participation of our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have no current or pending litigation. The information regarding litigation proceedings described in our Annual Report on Form 10K for the quarter ended June 30, 2010 is incorporated herein by reference.

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

Date: August 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hector Medina Hector Medina	Chief Executive Officer and Director	August 12, 2010