Form 10-K
period 2010-09-30
R & A Productions, Inc.
filed 2010-12-13
CIK 1468679

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

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

146A Redwood Avenue Carlsbad, CA 92008

619-869-9981

(Address and telephone number of registrant’s principal executive offices and principal place of business)

______________________________________________________________________

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o   No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x       No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes o  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer (Do not check if a smaller reporting company)	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

State issuer's revenues for its most recent fiscal year:$149,000 .State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2010 NA (Company’s shares were not yet trading at September 30, 2010). At December 10, 2010, $1,943,467.

State the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2010: 5,552,764.

Documents incorporated by reference: None.

Table of Contents

ITEM 1. DESCRIPTION OF BUSINESS.	3
GENERAL	3
HISTORICAL DEVELOPMENT	3
BUSINESS	4
EMPLOYEES	5
RISK FACTORS	6
RISKS RELATING TO OUR BUSINESS	6
ITEM 2. DESCRIPTION OF PROPERTY.	11
ITEM 3. LEGAL PROCEEDINGS.	11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	11
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.	11
RECENT SALES OF UNREGISTERED SECURITIES	11
PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS	12
ITEM 6. SELECTED FINANCIAL DATA.	12
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	13
RESULTS OF OPERATIONS	13
LIQUIDITY AND CAPITAL RESOURCES	14
APPLICATION OF CRITICAL ACCOUNTING POLICIES	15
OFF-BALANCE SHEET ARRANGEMENTS	16
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8. FINANCIAL STATEMENTS.	F1-F12
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	17
ITEM 9A. CONTROLS AND PROCEDURES.	17
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	18
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE	18
COMMITTEES OF THE BOARD OF DIRECTORS	19
COMPENSATION OF DIRECTORS	21
CODE OF ETHICS	21
ITEM 11. EXECUTIVE COMPENSATION.	22
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION	22
STOCK OPTION AND STOCK APPRECIATION RIGHTS	22
OPTION EXERCISES AND HOLDINGS	22
EMPLOYMENT AGREEMENTS	23
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	23
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS	23
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	23
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	24
ITEM 14.. PRINCIPAL ACCOUNTANT FEES AND SERVICES	24
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURE PAGE	25

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

GENERAL

R & A Productions, Inc was incorporated in the state of Nevada on March 13, 2009. We were formed to develop businesses, assets and opportunities, some acquired and contributed from third parties and our founding shareholders, in the motion picture production and distribution industry and some related fields. The Company believes it will be able to successfully compete in today’s entertainment industry marketplace by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies.

HISTORICAL DEVELOPMENT

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

On June 15, 2010 the Company entered into a contract with Direct Media Enterprises (DME) to produce commercials for DME’s Point of View Kiosks whereby the Company will subcontract all film and post production work. We have been in production on DME’s commercials. For the year ended September 30, 2010 the majority of our revenues were generated through this production channel.

We are also continuing the filming of “Trestles” which we anticipate the completion of in late 2011.

In July of 2010 the Company entered into negotiations for the production of a feature film with Carrillo Films. (The Company has not yet consummated a final contract). Funding for the Film will be through the efforts of Carrillo Films; however it does not preclude the Company from assisting by possibly arranging for funding. At this time the Company has no source for funding, and has not entered into any negotiations for funding. Pre-production has been initiated for the feature film at September 30, 2010.

On July 8, 2010 the Company entered into an agreement with Autovative Products, Inc. to film a commercial for Autovative’s products which are currently being used by Federal Express and United Postal Service (UPS). We have begun production and have been paid a deposit, and at September 30, 2010 await final payment for production completion.

BUSINESS

DESCRIPTION OF BUSINESS

Overview

Our objective is to establish the Company as a marketing, distribution and production company operating in the independent motion picture field. The Company was incorporated in the State of Nevada on March 13 of 2009 and has been capitalized by the Assets contributed by and acquired from its principal shareholders and others and we, presently, operate out of offices at 146A Redwood Avenue Carlsbad, CA 92008 provided by our majority shareholder. This office is not a permanent office and is not owned by the Company. Currently the Company does not pay or  reimburse for the use of the office space. R & A PRODUCTIONS, INC. currently operates as a producer, financier and distributor of motion pictures and is developing three related businesses concepts.

The Company intends to use multiple operational approaches as its business model.

*

Acquisition of film rights

*

Production of Film

*

Marketing and Distribution of its own films as well as other films.

*

Production of Commercials for both internet and television.

Acquisition of Film rights:

The Company acquired a documentary film which has been in the production stage for three years, “T.I.E.S., This is El Salvador”. The Company intends to fund the completion of  the production of the  film as well as post production and distribution. We are currently in postproduction for completion of the film.

The Company has also acquired the rights to a script, entitled  “La Jolla”, which is in the process of being completed. We are currently looking at marketing the script to a larger production company.

The Company is actively looking at additional potential film acquisitions.

Production

The Company acquired film and editing equipment for the production and post production phases of film. Currently it is funding the completion of  T.I.E.S., This is El Salvador. Anticipated completion date for the film is in the 2nd quarter of 2011.

Marketing and Distribution

To date the Company’s revenues have come from the sale of an equity position in the distribution side of the Company and from the production of commercials to be used on the internet and for special proprietary kiosks.

For independent films with low budgets for marketing and distribution it is necessary in the company’s opinion to take advantage of all means of exposure that are currently available.

The Company intends to release its films first to National and International Film Festivals for exposure while at the same time using all the latest technological options available such as:

*

Twitter

*

Facebook

*

YouTube

*

Web site

*

My Space

Subsequently its extreme sports films will be released to Fuel TV and various theatres that expose new films of that genre; however there is no agreement in place with any entity at this time.

The Company will attempt to market its documentary films to such Television entities as HBO, Showtime, Sundance, Discovery Channel and PBS.

DVD Distribution will be through the Company’s website, multiple retail outlets and retail entities such as Netflix and Blockbuster, however at this time we have no agreements in place for any Distribution.

 EMPLOYEES

Currently, we have one employee and continue to use consultants on an as needed basis As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed.

CORPORATE INFORMATION

We began operations in March of 2009. We were reincorporated in Nevada on March 13 2009. Our principal executive offices are located at 146A Redwood Avenue  Carlsbad, CA 92008, and our telephone number is (619) 869-8891. Our website address is www.productions-ra.com.

WEBSITE POSTING OF SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC’s Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada on March 13, of 2009. We have limited financial resources and only limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

 All of our capital and assets have been provided by or acquired from our principal shareholders and third parties and through a Private Placement of the shares being Registered. We estimate that we will have sufficient capital to operate for the next twelve (12) and sufficient capital to complete the unfinished motion picture we have acquired. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

WE DEPEND HIGHLY ON OUR CURRENT PRESIDENT WHO HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY AND NO FORMAL EMPLOYMENT AGREEMENT.

We depend highly on Hector Medina, our President, Treasurer, and Director, who may be difficult to replace. Hector Medina who is also the Chief Executive Officer of R & A Productions, at this point, only devotes approximately 40% of his time per week to our business, has only several years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and business expertise of Mr.  Medina.

GROWTH BY ACQUISITION.

Besides our current business model we intend to acquire synergistic companies as we develop and grow the business. Any time a company's growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete them, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

 LOSS OF OUR CEO COULD ADVERSLY AFFECT OUR BUSINESS

Loss of Mr.  Medina could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor’s investments. Mr.  Medina is not, presently, receiving a salary from the Company and it is unknown, at this time, if or when the Company may be able to compensate Mr.  Medina for his management services. The company does not anticipate Mr.  Medina receiving a salary in the foreseeable future.

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY

Mr.  Medina, has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Mr. Medina will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

THERE ARE INCREASED COSTS AND REGULATIONS ASSOCIATED WITH OPERATING A PUBLIC COMPANY AND WITH ONLY ONE OFFICER AND DIRECTOR WE WILL HAVE LIMITED INTERNAL ACCOUNTING CONTROLS.

There are a number of expenses and costs associated with operating a public Company including filing expenses, transfer agent, stock issuance and maintenance costs, accounting, legal and auditing expenses that will materially increase the Company’s operating expenses and make it more difficult for the Company’s businesses to produce operating profits. Our CEO has no prior experience managing a public company. With only one officer and director there will be no internal oversight to the Company’s financial reporting, initially, except from the Company’s outside auditors.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

SINCE A SINGLE STOCKHOLDER, UPON COMPLETION OF THE OFFERING WILL BENEFICIALLY OWN THE SIGNIFICANT MAJORITY OF OUR OUTSTANDING COMMON SHARES, THAT SINGLE STOCKHOLDER WILL RETAIN THE ABILITY TO POTENTIALLY CONTROL OUR MANAGEMENT AND THE OUTCOME OF CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL NOTWITHSTANDING THE OVERALL OPPOSITION OF OUR OTHER STOCKHOLDERS. THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT NEGATIVELY IMPACT THE VALUE OF YOUR COMMON SHARES.

Hector Medina owns approximately 46% of our outstanding common shares and will continue to do so after the filing of this Registration Statement. As a consequence of his stock ownership position, Mr. Medina will retain the ability to elect a majority of our board of directors, and thereby control our management. Hector Medina also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, any private transactions, and other extraordinary transactions. The concentration of ownership by Hector Medina could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

BECAUSE OF COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES, R & A PRODUCTIONS MAY FAIL TO IMPLEMENT ITS BUSINESS MODEL PROFITABLY.

The independent motion picture business is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase (see

“Competition”). We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisors.

WE ARE DEPENDENT ON THE POPULARITY OF OUR FILM PRODUCTS.

Our ability to generate revenue and be successful in implementing our business plan is dependent on our ability to develop, produce, acquire and distribute entertainment products that are popular with audiences and sold via distribution channels that are efficient and cost effective.

WE MAY BE UNABLE TO COMPETE WITH LARGER OR MORE ESTABLISHED FILM COMPANIES.

We face a large and growing number of competitors in the film and entertainment industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to compete with us for product and audiences. We cannot be sure that we will be able to compete successfully with existing or new competitors.

WE MAY REQUIRE ADDITIONAL FINANCING IN ORDER TO IMPLEMENT OUR BUSINESS PLAN. IN THE EVENT WE ARE UNABLE TO ACQUIRE ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN RESULTING IN A LOSS OF REVENUES AND ULTIMATELY THE LOSS OF ANY SHAREHOLDER’S INVESTMENT.

Due to our limited operating history, we will have to use all our existing resources to complete and market our motion picture products and develop our distribution channels.

Following this offering we may need to raise additional funds to expand our operations. We may raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations, although at this time there is no plan in effect to do so. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

OUR PRODUCTS OR PROCESSES COULD GIVE RISE TO CLAIMS THAT OUR PRODUCTS INFRINGE ON THE RIGHTS OF OTHERS.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe their patent or other proprietary rights. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture, use or sell the affected product or process. Litigation, which could result in substantial costs to us, may also be necessary to enforce our proprietary rights and/or to determine the scope and validity of the proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, or at all.

WE MAY BE SUBJECT TO CLAIMS OF TRADEMARK INFRINGEMENT, WHICH MAY HARM OUR BUSINESS.

The Company currently has not filed any trademarks or copyrights for its films. However we intend to file in the near future. We may be subject to legal proceedings alleging claims of trademark infringement in the future. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Additionally, we cannot guarantee that our trademarks will be completely protected. This could cause harm to our brand and ultimately, to us. We could also spend additional time and resources fighting other entities that might infringe upon our trademarks.

WE MAY BE UNABLE TO SCALE OUR OPERATIONS SUCCESSFULLY.

Our plan is to grow rapidly. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

MR.  MEDINA HAS NO EXPERIENCE IN ALL OF THE ENTERTAINMENT BUSINESSES WE ARE ENTERING AND HE WILL BE RELIANT ON CONSULTANTS AND OTHERS WHO HAVE GREATER MANAGEMENT EXPERIENCE. THE LACK OF EXPERIENCE IN ALL OF THE BUSINESSES WE ARE ENTERING COULD IMPACT OUR RETURN ON INVESTMENT, IF ANY.

As a result of our reliance on Mr.  Medina and his lack of experience in developing comparable film businesses, our investors are at risk in losing their entire investment. Mr.  Medina intends to hire personnel in the future who will have the experience required to manage our company, when the Company is sufficiently capitalized. Until such management is in place, we are reliant upon Mr. Medina to make the appropriate management decisions.

AS THERE IS NO PUBLIC MARKET FOR OUR COMMON SHARES, THEY ARE AN ILLIQUID INVESTMENT AND INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

No market currently exists for our securities and we cannot assure you that such a market will ever develop, or if developed, will be sustained.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We intend to apply for listing on the NASD OTC Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, but there can be no assurance we will obtain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of “bid” and “ask” quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

BECAUSE OUR SECURITIES MAY BE SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES.

Since our stock may be subject to penny stock rules, you may have difficulty reselling your shares. Penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer may be required to make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

THIS REGISRTATION STATEMENT CONTAINS FORWARD LOOKING STATEMENTS WHICH ARE SPECULATIVE IN NATURE.

This registration statement contains forward-looking statements. These statements relate to future events or our future financial performance. Forward looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Business Description” and “Corporate Background” Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, performance, or achievements cannot be guaranteed. The reader is advised to consult any further disclosures made on related subjects in our future SEC filings.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities that we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently  rents  office space, and utilizes space provided by its Principle Executive Officer.

ITEM 3. LEGAL PROCEEDINGS.

There is no pending or current litigation that the Company or its officers or directors are subject to.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no items submitted for a shareholder vote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock was listed on the OTCBB and OTCQB under the symbol “RAPP” on November 12, 2010. At September 30, 2010, our year end, our stock was not yet listed.

The following table sets forth for the indicated periods the high and low intra-day prices of our common stock as reported by OTCBB (to December 10, 2010)

	High	Low
2010
First Quarter (at December 10, 2010)	$.70	$.45

As of September 30, 2010 the number of stockholders of record of our common stock was 56.

 At Year end September 30, 2010 we had 5,552,764 shares of our common stock outstanding and the number of stockholders of record of our common stock was 56.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information regarding securities that we have sold during the fiscal year covered by this Annual Report that were not registered under the Securities Act , to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Annual Report.

NA

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited investors or sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

All purchasers were provided with access to our filings with the SEC, including the following:

-

Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-KSB under the Exchange Act.

-	The information contained in an annual report on Form 10-K under the Exchange Act.

-

The information contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

-	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

There were no purchases of our equity securities by us or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated which are included elsewhere in this report.

Results of Operations:	2010	2009

Net sales	$149,000	$38,500
Net income	$(20,895)	$11,755
Earnings per share:

Basic	$(.0006)	$.002
Weighted average shares outstanding:
Basic	5,552,764	5,189,427

Financial Position at End of Fiscal Year:	2009	2008

Working capital	$1,510	$8,100
Total assets	$60,398	$69,592
Long-term and current debt	$0	$0
Total stockholders’ equity	$60,398	$69,592

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

On June 15, 2010 the Company entered into a contract with Direct Media Enterprises (DME), a subsiduiary of Ocean Pure Health Products, Inc. to produce commercials for DME’s Point of View Kiosks whereby the Company will subcontract all film and post production work. We have been in production for the company’s clients and have been paid for production work to date.

We are also continuing the filming of “Trestles” which we anticipate the completion of in late 2011.

In July of 2010 the Company entered into negotiations for the production of a feature film in association with Carrillo Films (at this date the Company is now Coventry Automatik Films). (The Company has not yet consummated a final contract). Funding for the Film will be through the efforts of Coventry Automatic Films; however it does not preclude the Company from assisting by possibly arranging for funding. At this time the Company has no source for funding, and has not entered into any negotiations for funding.  The company will use its equipment for film production and editing.

On July 8, 2010 the Company entered into an agreement with Autovative Products, Inc. to film a commercial for Autovative’s products. We are waiting for final payment to commence final production work at September 30, 2010.

RESULTS OF OPERATIONS –

Comparison of the Twelve Months Ended September 30, 2010  to the Year Ended September 30, 2009 (From Inception (March, 2009):

Revenue. Our total revenue was $149,000 for the 12 months ended September 30, 2010 compared to $38,500 for the same period ended September 30, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended September 30, 2010 were $186,324 ,  as compared to SG&A of $24,671 for the 12 months ended September 30, 2009.

Net Income (Loss). Our net loss for the 12 months ended September 30, 2010 was (32,650) , compared to a net income of $11,755 for the year ended September 30, 2009. The improvement of net income was due primarily to the elimination of unprofitable business.

LIQUIDITY AND CAPITAL RESOURCES –

Liquidity and Financial Position

As shown in the accompanying financial statements, the Company incurred a net loss of $32,650 for the year ended September 30, 2010 as compared to net income of$11,755 from its inception to September 30, 2009. At the year ended September 30, 2010 the Company's current assets were $1,510 and the total assets were $60,398 and its liabilities were $0. The Company’s assets exceeded its liabilities by $60,398. At the year ended September 30, 2009 the Company's current assets were $8,100 and the total assets were $69,592 and its liabilities were $8,074. The Company’s assets exceeded its liabilities by $61,518.

Outlook

We have worked with minimal capital to date. We are in process of completion of 2 films and plan on marketing both films subsequent to their completion.  Both films have been pre purchased and partial non-refundable payments have been made for each film. Final payments for the films will be made upon completion. For the year 2010 we anticipate the Company’s focus to be on the completion and marketing  of the films. We also are positioning the Company to acquire films from other producers to distribute through the distribution channels which we are currently implementing. We have entered into negotiations for the production of a major feature film with Coventry Automatic Films; and anticipated commencing actual production in December of 2010.We are currently in pre-production on the film.  In addition the

Company ahs engaged in the production of several commercials and intends to continue production of commercial video work as well as still photography.

On June 15, 2010 the Company entered into a contract with Direct Media Enterprises (DME) to produce commercials for DME’s Point of View Kiosks whereby the Company will subcontract all film and post production work. The Company anticipates initiating filming in September of 2010. To date the Company has billed $142,000.00 for its production work with DME.

We are also continuing the filming of “Trestles” which we anticipate the completion of in late 2011.

In July of 2010 the Company entered into negotiations for the production of a feature film with Coventry Automatic  Films. (The Company has not yet consummated a final contract). Funding for the Film will be through the efforts of Coventry Automatic Films; however it does not preclude the Company from assisting by possibly arranging for funding. At this time the Company has no source for funding, and has not entered into any negotiations for funding. The Company is contributing its expertise in cinematography and editing as well as film equipment and editing suite towards the completion of the film in return for a yet to be determined percentage of the net proceeds. We anticipate commencement of pre-production for the film in October of 2010 and actual production of the film commencing in December of 2010.

On July 8, 2010 the Company entered into an agreement with Autovative Products, Inc. to film a commercial for Autovative’s products.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

New Accounting Pronouncements

In March 2008, the FASB issued FASC Topic 815, Derivatives and Hedging, formerly SFAS No. 161, (“FASC 815”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under prior guidance and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of FASC 815 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 - Generally Accepted Accounting Principles (“GAAP”) (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The codification does not change or alter existing GAAP.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in the fourth quarter of 2010.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the first reporting period beginning after issuance.  We adopted ASU 2009-05 in the fourth quarter of 2010.  Adoption of ASU 2009-05 did not have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), which discontinues the requirement that entities disclose the date through which they have evaluated subsequent events.  ASU 2010-09 is effective upon issuance.  We adopted ASU 2010-09 for reporting in the fourth quarter of 2010.  Adoption of ASU 2010-09 did not have a material impact on our Consolidated Financial Statements.

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “will”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Our business is more fully described in Part I of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AUDITED FINANCIAL STATEMENTS AND SCHEDULES

SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

R & A PRODUCTIONS, INC

MALCOLM L. POLLARD, Inc.

                                                        4845 W. LAKE ROAD, # 119

                    ERIE, PA 16505

 (814)838-8258

                              FAX (814838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors

R&A Productions, Inc.

We have audited the accompanying balance sheet of R&A Productions, Inc as of September 30, 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2010 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for the year ended September 30, 2010, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

December 3, 2010

R & A PRODUCTIONS, INC

BALANCE SHEET (Audited)

Year End September 30, 2009 to September 30, 2010

	September 30, 2010	September 30, 2009

Assets

Current Assets
Cash	$1,510	$8,100
Accounts Receivable	0	0
Total Current Assets	1,510	8,100

Other
Film Equipment	33,800	25,500
Furniture & Computer Equip.	39,384	38,000
Accumulated Depreciation	(14,296)	(2,008)
Total Other Assets	58,888	61,492

Total Assets	60,398	69,592

Liabilities And Equity

Current Liabilities
Estimated cost to complete film	0	6,000
Accrued income tax payable	0	2,074
Total Current Liabilities	0	8,074

Total Liabilities	0	8,074

Stockholders Equity

Common Stock $.001 Par Value 75,000,000 Shares Authorized 5,552,764 shares issued and outstanding	5,553	5,433

Paid in Capital	75,740	44,330
Accumulated (Deficit) Earnings (2010)	(20,895)	11,755
Total Stockholders Equity	60,398	61,518

Total Liabilities And
Stockholders Equity	$60,398	$69,592

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF OPERATIONS (Audited)

Year End September 30, 2009 to September 30, 2010

	September 30, 2010	September 30, 2009
Revenue

Sales	$149,000	$38,500

Total Income	149,000	38,500

Ordinary Income\Expenses
Depreciation	12,288	2,008
Shares issued for services	30	3,004
Share issued for film assets	-	2,309
Film	18,000	4,000
Cost to Complete Film		6,000
General & Admin	12,616	310
Professional Fees	11,390	6,500
Film Production/Consulting	132,000
Other Expenses	-	540

Total Expenses	186,324	24,671

Net Income Before Provision for Income Taxes	(37,324)	13,829

Other Income/Expense
Refund	2,600
Total Other Income	2,600

Provision for Income Taxes	(2,074)	2,074

Net Income	$(32,650)	$11,755

Net Earnings Per Share	$(.0006)	$.002

Shares Outstanding	5,552,764	5,189,427

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Audited)

For The Period April 7, 2009 to September 30, 2010

	Common Stock
	Number of		Additional	Accumulated	Total
	Shares	Amount	Paid in Capital	Deficit	Equity

Beginning balance, April 7, 2009	0	0	0	0	0

Issuance of common stock to founder for services in lieu of salary, April 10, 2009	2,504,200	2,504	-		2,504

Issuance of common stock for marketing services, April 15, 2009	500,000	500			500

Issuance of common stock to acquire “Business success” series, April 15, 2009	406,764	407			407

Issuance of common stock to acquire film assets, April 23, 2009	1,901,800	1,902			1,902

Issuance of common stock, private placement, July 2009	120,000	120	44,330		44,450

Net income for the period ended September 30, 2009				11,755	11,755

Balance, September 30, 2009	5,432,764	5,433	44,330	11,755	61,518

Issuance of common stock, private placement-July 2009	90,000	90	31,410		31,500

Issuance of common stock for services	30,000	30			30

Net income for the period ended September 30, 2010				(32,650)	(32,650)

Balance, September 30, 2010	5,552,764	5,553	75,740	(20,895)	60,398

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF CASH FLOW

(Audited)

Year End September 30, 2009 to September 30, 2010

	September 30, 2010	September 30, 2009

Net Income	$(32,650)	$11,755

Adjustments to Reconcile Net Income (Loss) To Net Cash Used in Operating Activities:
From Operations
Shares issued film assets	-	2,309
Depreciation	12,288	2,008
Shares issued for services	30	3,004
(Decrease) Increase in estimated costs to complete film	(6000)	6,000
(Decrease) Increase in Accrued taxes	(2,074	2,074

Net Cash Provide by Operating Activities	(2,805)	27,150

Investing Activities
Film Equipment	(9,684)	(25,500)
Furniture & Equipment	-	(38,000)

Net Cash Provided by Investing Activity	(9,684)	(63,500)

Cash Flow from Financing Activities
Capital Stock	31,500	44,450

Net Cash Used by Financing Activities	31,500	44,450

Increase (decrease) in Cash	(6,589)	8,100

Cash at Beginning	8,100	0

Cash at End	$1,510	$8,100

See accompanying summary of accounting policies and notes to consolidated financial statements

*For the Year End 2009 and 2010, there were no payments for interest or taxes.

R & A PRODUCTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010 (audited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

R&A Productions Inc. ("Company" or "R&A Productions") was formed on March 13, 2009 under the laws of the State of Nevada.

R&A Productions is a Film Production and distribution Company.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $ (32,650) for the year ended September 30, 2010 and net income of $11,755 from its inception to September 30, 2009. At the year ended September 30, 2010 the Company's current assets were $1,510 and the total assets were $60,398 and its liabilities were $0. The Company’s assets exceeded its liabilities by $60,398. At the year ended September 30, 2009 the Company's current assets were $8,100 and the total assets were $69,592 and its liabilities were $8,074. The Company’s assets exceeded its liabilities by $61,518. (see Note B).

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

 CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of September 30, 2010.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $0 during the year ended September 30, 2010.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 consists of the following:

Property and Equipment
Computers and Equipment and furniture	33,800
Film Equipment	39,384
Property and Equipment	$ 73,184
Accumulated depreciation	(14,296)
Property and Equipment less depreciation	$ 58,888

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

The Company has made provision for accrued taxes of $2,074.00 for the year ended September 30, 2009, based on a 15% tax rate. The Company had a net loss of $32,650 in the year ended September 30, 2010.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year.  Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method.  Options are not considered in loss years as they would be anti-dilutive.  There are no shares with a dilutive impact for the year ended September 30, 2010.

NOTE E - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company currently has not authorized any class of Preferred stock.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, par value .001 per share. At the twelve months ended September 30, 2009 there were 5,432,764 shares of common stock issued and outstanding. At the year ended September 30, 2010 there were 5,552,764 shares of common stock issued and outstanding.

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

In July of 2009 the Company initiated a Private Reg D 506 Offering for the sale of 735,000 shares of common stock. In the second year ended March 31, 2010 the Company sold 90,000 shares of its common stock.

Also in March of 2010 the company issued 30,000 shares of stock at par value to Hector Medina, the President, for services rendered in lieu of cash per a pre-agreement with Hector Medina that was dated April 10, 2009; however the issuance was not recorded until March of 2010.

NOTE F - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive.

EMPLOYMENT AND CONSULTING AGREEMENTS

On April 10, 2009 the Company entered into an agreement with its Chief Executive Officer, Hector Medina, where he was compensated for service rendered by the issuance of 2,500,000 shares of the Company’s common stock at the par value of $.001.

Also in March of 2010 the company issued 30,000 shares of stock at par value to Hector Medina, the President, for services rendered in lieu of cash per a pre-agreement with Hector Medina that was dated April 10, 2009; however the issuance was not recorded until March of 2010..

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 19, 2010 we filed an 8-K regarding our change of accountants. In November of 2010 we were notified by our primary auditor, Larry O’Donnell CPA PA, that he was retiring from his practice.  Mr. O’Donnell submitted a letter whereby he had no issues with the Companies financial reporting. Subsequently the company engaged Malcolm Pollard, Inc. as its primary auditor. (Please see 8-k filed on November 19, 2010).

ITEM 9A.   CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

·

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

·

Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

R & A Production’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2010.

(b)           Management's Annual Report on Internal Control over Financial Reporting

The management of R & A Productions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of September 30, 2010, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Hector Medina	36	Since inception(March 13, 2009)	President/CEO, Secretary, Treasurer and Director

 There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Hector Medina, is the founder and  Director of R & A. Mr.  Medina has been the president and chief executive since its inception. Hector Medina also currently serves as the CEO for Medina Financial Services, Inc. He has a degree in Bachelor of Business Administration with a minor in Finance from the National University.

Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of R & A has been involved in legal proceedings that would be material to an evaluation of officers and directors.

Employment Agreements

We currently do not have any employment agreements in place with our officers or significant employees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended September 30, 2010, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

Compensation Committee. Our board of directors has a compensation committee. However, no members to the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee. Since the compensation committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

Audit Committee. Our board of directors has an audit committee which will be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee. The audit committee will review and evaluate our internal control functions. Since the audit committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

The members of the audit committee will be independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

Nominating Committee. Our board of directors has a nominating committee. No meetings have been held or members appointed. The functions to be performed by the nominating committee include selecting candidates to fill vacancies on the board of directors, reviewing the structure and composition of the board, and considering qualifications requisite for continuing board service. The nominating committee will consider candidates recommended by any of our stockholders.

The policies and procedures with respect to the consideration of such candidates are set forth below.

The recommended candidate is to be submitted to us in writing addressed to our principal offices. The recommendation is to be submitted by the date specified in Rule 14a-8 of the Exchange Act for submitting stockholder proposals to be included in our annual stockholders' meeting proxy statement.

The recommendation shall be in writing and shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors; and information responsive to the requirements of Regulation S-K, Item 401 with respect to the candidate; and state the number of shares of our stock beneficially owned by the candidate.

The recommendation shall include a written statement of the candidate as to why the candidate believes that he meets the director qualification criteria and would otherwise be a valuable addition to our board of directors.

The nominating committee shall evaluate the recommended candidate and shall, after consideration of the candidate after taking account of the director qualification criteria set forth below, determine whether or not to proceed with the candidate in accordance with the procedures outlined under "Process for Identifying Candidates" below.

These procedures do not create a contract between us, on the one hand, and our security holder(s) or a candidate recommended by our security holder(s), on the other hand. We reserve the right to change these procedures at any time, consistent with the requirements of applicable law and rules and regulations.

Director Qualifications Criteria. As minimum qualifications, all candidates must have the following characteristics:

-	The highest personal and professional ethics, integrity and values;

-	Broad-based skills and experience at an executive, policy-making level in business, academia, government or technology areas relevant to our activities;

-	A willingness to devote sufficient time to become knowledgeable about our business and to carry out his duties and responsibilities effectively;

-	A commitment to serve on the board for two years or more at the time of his initial election; and

-	Be between the ages of 30 and 70, at the time of his/her initial election.

Process for Identifying and Evaluating Candidates. The nominating committee's process for identifying and evaluating candidates is:

-	The chairman of the board, the nominating committee, or other board members identifies the need to add new members to the board with specific criteria or to fill a vacancy on the board;

-	The chair of the nominating committee initiates a search, working with staff support and seeking input from the members of the board and senior management, and hiring a search firm, if necessary;

-

The nominating committee identifies an initial slate of candidates, including any recommended by security holders and accepted by the nominating committee, after taking account of the director qualifications criteria set forth above;

-	The nominating committee determines if any board members have contacts with identified candidates and if necessary, uses a search firm;

The chairman of the board, the chief executive officer and at least one member of the nominating committee interview prospective candidate(s);

-	The nominating committee keeps the board informed of the selection progress;

-	The nominating committee meets to consider and approve final candidate(s); and

-	The nominating committee presents selected candidate(s) to the board and seeks full board endorsement of such candidate(s).

COMPENSATION OF DIRECTORS

We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time.

CODE OF ETHICS

We have adopted a code of ethics that applies to all our employees.

-	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

-	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

-	Compliance with applicable governmental laws, rules and regulations;

-	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-	Accountability for adherence to the code.

A copy of our code of ethics is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.uchub.net

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 285 E. Warm Springs Road, Suite 105, Las Vegas, Nevada 89119.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation

        Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Hector Medina, CEO, and Chairman of the Board of Directors	2010	$0	0	2,530,000 Shares @ .001 per share	0	0	0	0	$2,530.00

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through September 30, 2010.

Compensation of Officers and Directors

We did not pay any salaries in 2010. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

OPTION EXERCISES AND HOLDINGS

There were no Option Exercises that were activated or exercised.

The compensation program for our executives consists of three key elements:

-	A base salary, and expenses

-	A performance bonus, insurance and

-	Periodic grants and/or options of our common stock.

Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 200 9 and 2010, Hector Medina our only officer and director waived any cash compensation.

Performance Bonus. A portion of each officer's total annual compensation ~~i~~ can have an additional ~~s in the~~ form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2010 9 no bonus compensation was paid to any of our executive officers.

Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2010 no stock option grants where given to any of our executive officers.

EMPLOYMENT AGREEMENTS

There are no employment agreements in place at the year ended September 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2010, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

BENIFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

	Common Stock Beneficially	Preferred Stock Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (3)
Hector Medina	2,530,000	0
All Beneficial Owners (as a Group)	2,530,000	0

1) Unless otherwise indicated, the address for each of the stockholder(s) listed herein is c/o R & A Productions, Inc., 146A Redwood Avenue  Carlsbad, CA 92008.

. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

(2) Beneficial ownership is determined in accordance with the rules of the SEC.

(3) Each share of the Series A preferred stock is convertible into three shares of Common Stock. The percentages of voting power prior to conversion are approximately the same.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of R & A Productions, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Malcolm Pollard, Inc. CPA PC for professional services rendered for the audit of our annual financial statements for fiscal year ended September 30, 2010 were $6,000.

AUDIT-RELATED FEES

There were no other fees billed by La rry O’Donnell CPA PC or Malcolm Pollard, Inc. CPA PC for professional services rendered, other than as stated under the captions Audit Fees.

TAX FEES

There were no other fees billed by Larry O’Donnell CPA PC or Malcolm Pollard, Inc. CPA PC for professional services rendered, other than as stated under the captions Audit Fees.

ALL OTHER FEES

There were no other fees billed by Larry O’Donnell CPA PC or Malcolm Pollard, Inc. CPA PC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

8-k

8/20/2010

Item 5.02 Departure of Directors or Certain Officers.

8-k

9/19/2010

Item 4.01.

Changes in registrant's certifying accountant.

(a) Financial Statement Schedules.

None.

(b) Exhibits

Number	Exhibit
23.1**	Consent of Independent Certified Public Accountants.
31.1**

Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 10, 2010	R & A Productions, Inc., INC. (Registrant) By: /s/ Hector Medina
Hector Medina Director and CEO