Form 10-Q
period 2010-12-31
R & A Productions, Inc.
filed 2011-01-31
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer - o	Accelerated filer - o	Non-accelerated filer - o (Do not check if a smaller reporting company)	Smaller reporting company - þ

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - o     No - þ

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK	6,222,764
(Class)	Outstanding at December 31, 2010

_____________________________________________________________

Form 10-Q
For the Quarter Ended December 31, 2010

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2009 (unaudited) and September 30, 2010 (audited)	2

	Condensed Consolidated Statements of Operations for the three-month period ended December 31, 2010 (unaudited) and December 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows Operations for the three-month period ended December 31, 2010 (unaudited) and December 31, 2009 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 5	Other Information	13

Item 6	Exhibits	13

	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

R & A PRODUCTIONS, INC

CONDENSED BALANCE SHEET

December 31, 2010 (1st Quarter-Unaudited)

And September 30, 2010 (Audited)

	December 31, 2010	September 30, 2010

Assets

Current Assets
Cash	$476	$1,510
Accounts Receivable	0	0
Total Current Assets	476	1,510

Other
Film Equipment	33,800	33,800
Furniture & Computer Equip.	39,384	39,384
Accumulated Depreciation	(15,296)	(14,296)
Total Other Assets	57,888	58,888

Total Assets	58,364	60,398

Liabilities And Equity

Current Liabilities
Accrued income tax payable	0	0
Total Current Liabilities	0	0

Total Liabilities	0	0

Stockholders Equity

Common Stock $.001 Par Value 75,000,000 Shares Authorized 5,449,906 shares issued and outstanding	6,223	5,553

Paid in Capital	75,733	75,740
Accumulated Deficit	(23,592)	(20,895)
Total Stockholders Equity	58,364	60,398

Total Liabilities And
Stockholders Equity	$58,364	$60,398

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF OPERATIONS

(Unaudited)

                                                                                                     Three Months Ended

	December 31, 2010	December 31, 2009
Revenue

Sales	$40,000	$2,600

Total Income	40,000	2,600

Ordinary Income\Expenses
Depreciation	1,000	2,208
Shares issued for services	3,506	-
Share issued for film assets	-	-
Consulting	35,000	-
Cost to Complete Film	-	6,000
General & Admin	4,224	2,583
Professional Fees	10,310	3,500
Other Expenses	-	291

Total Expenses	$54,040	$14,582

Net Income Before Provision for Income Taxes	(14,040)	(14,582)

Provision for Income Taxes	0	0

Other Income	8,500

Net Income	(5,540)	(11,982)

Net Earnings (Loss) Per Share	$(0.001)	$(0.002)

Weighted Average Shares Outstanding	6,222,764	5,449,906

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF CASH FLOW

(Unaudited)

                                                                                                Three Months Ended

	December 31, 2010	December 31, 2009

Net Income	$(5,540)	$(11,982)

Adjustments to Reconcile Net Income (Loss) To Net Cash Used in Operating
Activities:
From Operations
Depreciation	1,000	2,208
Increase in estimated costs to complete film	0	6,000

Net Cash Provide by Operating Activities	(4,540)	(3,774)

Investing Activities
Film Equipment	0	(500)

Net Cash Provided by Investing Activity	0	(500)

Cash Flow from Financing Activities
Capital Stock	3,506	6,000

Net Cash Used by Financing Activities	3,506	6,000

Increase in Cash	(1,034)	1,726

Cash at Beginning	1,510	8,100

Cash at End	$476	9,826

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

R&A Productions Inc. ("Company" or "R&A Productions") was formed on March 13, 2009 under the laws of the State of Nevada.

R&A Productions is a Film Production and distribution Company.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of (5,540) for the first quarter ended December 31, 2010 as compared to a net loss of ($11,982) for the first quarter ended December 31, 2009. At the quarter ended December 31, 2010 the Company's current assets were $476 and the total assets were $58,364 and its liabilities were $0. The Company’s assets exceeded its liabilities by $58,364. At the year ended September 30, 2010 the Company's current assets were $1,510 and the total assets were $60,398 and its liabilities were $0. The Company’s assets exceeded its liabilities by $58,888 at Year end September 30, 2010. (see Note B).

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 consists of the following:

Property and Equipment
Computers and Equipment and furniture	39,384
Film Equipment	33,800
Property and Equipment	$ 73,184
Accumulated depreciation	(15,296)
Property and Equipment less depreciation	$ 57,888

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

The Company had a net loss of ($32,650) at the year end September 30, 2010. The Company had a loss of ($5,540) in the quarter ended December 31, 2010.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year.  Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method.  Options are not considered in loss years as they would be anti-dilutive.  There are no shares with a dilutive impact for the quarter ended December 31, 2010.

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

In March of 2010 the company issued 30,000 shares of common stock at par value to Hector Medina, the President, for services rendered in lieu of cash per a pre-agreement with Hector Medina that was dated April 10, 2009; however the issuance was not recorded until March of 2010. In December of 2010 an additional 670,000 shares were issued to Hector Medina under the same agreement.

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

We sent a production team to El Salvador twice in 2010 for additional filming. We had hoped to complete all filming during those sessions. However it is necessary to return for at least one if not two films sessions. We had anticipated the completion of all filming by the first quarter of 2011. However that date has been pushed back and it is uncertain as to when we will complete the film itself. We had anticipated raising additional capital for the completion of production and marketing of our films. Due to the nature of the economy for the last two years, we have placed our focus on commercial film endeavors. As such we have contracted with Direct Media Enterprises to film advertising spots for their proprietary kiosks which has been the primary means of our revenue for the past year and the quarter ended December 31, 2010.

Our fiscal year ends September 30 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending September 30 of the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ending September 30, 2010).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our audit in our registration statement on Form S-1 for the fiscal year ended September 30, 2009 . As of December 31, 2010, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

OUTLOOK

We have worked with minimal capital to date. We are in process of completion of 2 films and plan on marketing both films subsequent to their completion.  However we are seeking additional capital to accomplish the completion process. At this time we have no arrangements pending or otherwise to raise additional capital.

For the year 2011 we anticipate the Company’s focus to be on raising capital for the completion and marketing  of the Company’s films. We will also continue to  focus on expanding our commercial film production. We also are positioning the Company to acquire films from other producers to distribute through the distribution channels which we are currently implementing. We have not ruled out the possibility of acquiring additional technologies in the future.

Liquidity and Financial Position

As shown in the accompanying financial statements, the Company incurred a net loss of (5,540.00) for the first quarter ended December 31, 2010 as compared to a net loss of ($11,982) for the first quarter ended December 31, 2009. At the quarter ended December 31, 2010 the Company's current assets were $476 and the total assets were $58,364 and its liabilities were $0. The Company’s assets exceeded its liabilities by $58,364. At the year ended September 30, 2010 the Company's current assets were $1,510 and the total assets were $60,398 and its liabilities were $0. The Company’s assets exceeded its liabilities by $58,888 at Year end September 30, 2010.

Results of Operations

In the first quarter ended December 31, 2010 the Company’s revenues of $40,000 were generated through its commercial production activities. The Company continues working towards completion and subsequent distribution of its films in order to receive final payments and to begin marketing and distribution of its films..

At quarter ended December 31, 2010 the Company had revenues of $40,000.00 and losses of $5,540.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended December 31, 2010.  This evaluation was done with the participation of our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings against the Company or that the Company has entered into against others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

In an 8-k report file on November 22, 2011 the Company reported regarding ITEM 4.01. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT:

Previous independent registered public accounting firm

On November 15, 2010,  R & A Productions, Inc. ("RAPP" or the "Registrant") was notified by its independent auditor, Larry O’Donnell, Certified Public Accountant (“O’Donnell”) that he was retiring from his accounting practice. In fact Larry O’Donnell’s registration with the PCAOB was revoked. The Company was only made aware of the revocation on December 30, 2010.  The Company filed an amended 8-k to that effect on January 13, 2011.

We have subsequently requested a new letter from Larry O’Donnell regarding the revocation of his registration with the PCAOB which we intend to file via a second amended 8-k upon receipt of the letter. If however we do not receive the letter from Larry O’Donnell in the first week of February 2011, we intend to file an amended 8-k to that effect.

The report of O’Donnell on RAPP's consolidated financial statements for the year ended September 30, 2009 and subsequent quarters review did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the year ended September 30, 2009, and through June 30, 2010, the Company has not had any disagreements with O’Donnell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of O’Donnell, would have caused them to make reference thereto in their report on the Registrant's consolidated financial statements for such year.

New independent registered public accounting firm

On November 19, 2010 RAPP engaged Malcolm L. Pollard, Inc. CPAs, PC ("MP") of Erie, Pennsylvania as the Registrant's independent accountants to report on the Registrant's balance sheet as of September 30, 2010, and the related  statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint MP was approved by the Registrant's Board of Directors. During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of MP, neither the Registrant nor anyone on the Registrant's behalf consulted with MP regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

None

Item 6.  Exhibits.

Exhibits:

8-K	Item 4.01 Change of Accountants filed November 22, 2010

8-K\A	Item 4.01 Change of Accountants filed January 13, 2011

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*  filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&A PRODUCTIONS INC.

By:	/s/ Hector Medina

Hector Medina

Chief Executive Officer and Director

Date: January 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hector Medina Hector Medina	Chief Executive Officer and Director	January 28, 2011