Form 10-K/A
period 2010-09-30
R & A Productions, Inc.
filed 2011-03-10
CIK 1468679

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

                    ERIE, PA 16505

 (814)838-8258

                              FAX (814838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors

R&A Productions, Inc.

We have audited the accompanying balance sheet of R&A Productions, Inc as of September 30, 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period March 13, 2009(inception) through September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2009 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for the period March 13, 2009 (inception) through September 30, 2009, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

March 5, 2011

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

Year End September 30, 2010 and Year End September 30, 2009

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

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF OPERATIONS (Audited)

Year End September 30, 2009 to September 30, 2010

	September 30, 2010	September 30, 2009
Revenue

Sales	$149,000	$38,500

Total Income	149,000	38,500

Ordinary Income\Expenses
Depreciation	12,288	2,008
Shares issued for services	30	3,004
Share issued for film assets	-	2,309
Film	18,000	4,000
Cost to Complete Film		6,000
General & Admin	12,616	310
Professional Fees	11,390	6,500
Film Production/Consulting	132,000
Other Expenses	-	540

Total Expenses	186,324	24,671

Net Income Before Provision for Income Taxes	(37,324)	13,829

Other Income/Expense
Refund	2,600	-
Total Other Income	2,600

Provision for Income Taxes	(2,074)	2,074

Net Income	$(32,650)	$11,755

Net Earnings Per Share	$(.0006)	$.002

Shares Outstanding	5,552,764	5,189,427

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

In an 8-k report filed on November 22, 2011 the Company reported regarding ITEM 4.01. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT:

Previous independent registered public accounting firm

On November 15, 2010,  R & A Productions, Inc. ("RA" or the "Registrant") was notified by its independent auditor, Larry O’Donnell, Certified Public Accountant (“O’Donnell”) that he was retiring from his accounting practice. In fact Larry O’Donnell’s registration with the PCAOB was revoked. The Company was only made aware of the revocation on December 30, 2010.  The Company filed an amended 8-k to that effect on January 13, 2011.

We subsequently requested a new letter from Larry O’Donnell regarding the revocation of his registration with the PCAOB which we intended to file via a second amended 8-k upon receipt of the letter. However the letter from Larry O’Donnell although requested, was never sent. On February 4, 2011, an amended 8-k was filed to that effect.

The report of O’Donnell on RA's consolidated financial statements for the year ended September 30, 2009 and subsequent quarters review did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

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

Because Larry O’Donnell’s registration with the PCAOB was revoked the Company requested a new audit for the year ended September 30, 2009 from its current accounting firm. On March 5, 2011, Malcolm L. Pollard, Inc. CPAs, PC ("MP"), completed the September 30, 2009 audit which is included in this amended 10-k.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Malcolm Pollard, Inc. CPA PC for professional services rendered for the audit of our annual financial statements for fiscal year ended September 30, 2009 and September 30, 2010 were $8,000.

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

8-k

11/22/2010

Item 4.01.

Changes in registrant's certifying accountant.

8-k/A

1/13/2011

Item 4.01.

Changes in registrant's certifying accountant.

8-k/A

2/4/2011

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

DATE: March 10, 2011	R & A Productions, Inc., INC. (Registrant) By: /s/ Hector Medina
Hector Medina Director and CEO