Form 10-Q
period 2011-03-31
R & A Productions, Inc.
filed 2011-04-08
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer - o	Accelerated filer - o	Non-accelerated filer - o (Do not check if a smaller reporting company)	Smaller reporting company - þ

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - o     No - þ

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

COMMON STOCK	6,222,764
(Class)	Outstanding at March 31, 2011

_____________________________________________________________

Form 10-Q
For the Quarter Ended March 31, 2011

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2011 (unaudited) and Year ended September 30, 2010 (audited)	2

	Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows Operations for the three-month period ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 5	Other Information	13

Item 6	Exhibits	13

	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

R & A PRODUCTIONS, INC

CONDENSED BALANCE SHEET

March 31, 2010 (2nd Quarter) and Year Ended Spetmeber 30, 2010

	March 31, 2011 (unaudited)	September 30, 2010 (audited)

Assets

Current Assets
Cash	$90	$1,510
Accounts Receivable	0	0
Total Current Assets	90	1,510

Fixed Assets
Film Equipment	33,800	33,800
Furniture & Computer Eq.	39,384	39,384
Accumulated Depreciation	(16,296)	(14,296)
Total Other Assets	56,888	58,888

Total Assets	56,978	60,398

Liabilities And Equity

Current Liabilities
Estimated cost to complete film	-
Accrued income tax payable
Total Current Liabilities	0	0
		0
Total Liabilities	0	0

Stockholders Equity		0

Common Stock $.001 Par Value 75,000,000 Shares Authorized 6,222,764 shares issued and outstanding	6,223	5,553

Paid in Capital	75,733	44,330
Accumulated Deficit	(23,592)	(20,895)
Total Stockholders Equity	56,978	75,740

Total Liabilities And
Stockholders Equity	$56,978	$60,398

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF OPERATIONS

March 31, 2011 (2nd Quarter)

And March 31, 2010

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010

Revenue

Sales	$24,500	$4,000

Total Income	24,500	4,000

Ordinary Income\Expenses
Depreciation	1,000	2,408
Shares issued for services	670
Shares issued for film assets	-
Film	-
Cost to Complete Film	-	6,000
General & Admin	18,800	4,507
Professional Fees	5,875	18,740
Other Expenses	211	277

Total Expenses	26,556	31,932

Net Income Before Provision for Income Taxes	(2,056)	(27,932)

Provision for Income Taxes	0	0

Net Income	(2,056)	(27,932)

Net Earnings (Loss) Per Share	$(0.0003)	$(0.006)

Weighted Average Shares Outstanding	6,222,764	5,444,764

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS, INC

STATEMENT OF CASH FLOW

March 31, 2011 (2nd Quarter)

And March 31, 2010

	March 31, 2011 (unaudited)	March 31, 2010 (audited)

Net Income	$(2,056)	$(27,932)

Adjustments to Reconcile Net Income (Loss) To Net Cash Used in Operating
Activities:
From Operations
Shares issued film assets
Depreciation	1,000	2,408
Shares issued for services	670
Increase in estimated costs to complete film	-	6,000
Increase in Accrued taxes

Net Cash Provide by Operating Activities	(386)	(19,524)

Investing Activities
Film Equipment	-	(5,500)
Furniture & Equipment	-

Net Cash Provided by Investing Activity	-	(5,000)

Cash Flow from Financing Activities
Capital Stock	-	28,000

Net Cash Used by Financing Activities	-	28,000

Increase in Cash	(386)	3,476

Cash at Beginning	476	9,826

Cash at End	$90	$13,302

See accompanying summary of accounting policies and notes to consolidated financial statements

R & A PRODUCTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

R&A Productions Inc. ("Company" or "R&A Productions") was formed on March 13, 2009 under the laws of the State of Nevada.

R&A Productions is a Film Production and distribution Company.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of (2,056) for the quarter ended March 31, 2011 as compared to a net loss of ($27,932) for the first quarter ended December 31, 2010. At the quarter ended March 31, 2011 the Company's current assets were $90 and the total assets were $56,978 and its liabilities were $0. The Company’s assets exceeded its liabilities by $56,978. At the year ended September 30, 2010 the Company's current assets were $1,510 and the total assets were $60,398 and its liabilities were $0. The Company’s assets exceeded its liabilities by $60,398 at Year end September 30, 2010.

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

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $0 during the Quarter ended March 31, 2011.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 consists of the following:

Property and Equipment
Computers and Equipment and furniture	39,384
Film Equipment	33,800
Property and Equipment	$ 73,184
Accumulated depreciation	(16,296)
Property and Equipment less depreciation	$ 56,888

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

The Company had a net loss of ($27,932) at the Quarter ended December 31, 2010. The Company had a loss of ($2,056) in the quarter ended March 31, 2011.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year.  Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method.  Options are not considered in loss years as they would be anti-dilutive.  There are no shares with a dilutive impact for the quarter ended March 31, 2011.

NOTE E - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company currently has not authorized any class of Preferred stock.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, par value .001 per share. At the twelve months ended September 30, 2010 there were 5,553,764 shares of common stock issued and outstanding. At the quarter ended March 31, 2011 there were 6,222,764 shares of common stock issued and outstanding.

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

In December of 2010 670,000 shares were issued to Hector Medina for services rendered to the Company at a Par value of $.001

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

On June 15, 2010 we entered into a contract with Direct Media Enterprises to produce commercials for its Point of View Kiosks whereby we will subcontract all film and post production work.

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

We sent a production team to El Salvador twice in 2010 for additional filming. We had hoped to complete all filming during those sessions. However it is necessary to return for at least one if not two films sessions. We had anticipated the completion of all filming by the first quarter of 2011. However that date has been pushed back and it is uncertain as to when we will complete the film itself. We had anticipated raising additional capital for the completion of production and marketing of our films. Due to the nature of the economy for the last two years, we have placed our focus on commercial film endeavors. As such we have contracted with Direct Media Enterprises to film advertising spots for their proprietary kiosks which has been the primary means of our revenue for the past year and the quarter ended March 31, 2011.

Our fiscal year ends September 30 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending September 30 of the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ending September 30, 2010).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our audit in our registration statement on Form S-1 for the fiscal year ended September 30, 2009 . As of March 31, 2011, there had been no material changes to our critical accounting policies and estimates.

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

The majority of our revenues for the past quarter and past year have been generated through commercial production work with Direct Media Enterprises

Liquidity and Financial Position

As shown in the accompanying financial statements, the Company incurred a net loss of (2,056) for the quarter ended March 31, 2011 as compared to a net loss of ($27,932) for the first quarter ended December 31, 2010. At the quarter ended March 31, 2011 the Company's current assets were $90 and the total assets were $56,978 and its liabilities were $0. The Company’s assets exceeded its liabilities by $56,978. At the year ended September 30, 2010 the Company's current assets were $1,510 and the total assets were $60,398 and its liabilities were $0. The Company’s assets exceeded its liabilities by $60,398 at Year end September 30, 2010.

Results of Operations

In the first quarter ended March 31, 2011 the Company’s revenues of $24,500 were generated through its commercial production activities. The Company continues working towards completion and subsequent distribution of its films in order to receive final payments and to begin marketing and distribution of its films..

At quarter ended March 31, 2011 the Company had revenues of $24,500.00 and losses of ($2,056).

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2011.  This evaluation was done with the participation of our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibits:

8-K\A	Item 4.01 Change of Accountants filed January 13, 2011

8-K	Item 8.01 Other Events/Agreement March 24, 2011

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*  filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&A PRODUCTIONS INC.

By:	/s/ Hector Medina

Hector Medina

Chief Executive Officer and Director

Date: April 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hector Medina Hector Medina	Chief Executive Officer and Director	April 8, 2011