Form 10-Q
period 2011-06-30
AMERICAN CRYOSTEM Corp
filed 2011-08-15
CIK 1468679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission file number: 333-164909

AMERICAN CRYOSTEM CORPORATION
(Name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

188 E. Bergen Pl., Suite 204, Red Bank, NJ 07701
(Address of principal executive offices)(Zip Code)

(732) 747-1007
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

As of August 8, 2011, there were 26,111,862 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American CryoStem Corporation
(fka R & A Productions, Inc.)
INTERIM FINANCIAL STATEMENTS
JUNE 30, 2011

American CryoStem Corporation
(fka R & A Productions, Inc.)

American CryoStem Corporation
(fka R & A Productions, Inc.)
Balance Sheets
As of June 30, 2011 and
September 30, 2010

	June 30, 2011	September 30, 2010
ASSETS

Current assets:
Cash	$380,041	$1,510
Prepaid Expenses	5,566	—
Other Current Assets	13,485	—

Total current assets	399,092	1,510

Property and Equipment (Net of Accumulated Depreciation)	231,694	58,888

Other Assets	186,869	—

Total Assets	$817,655	$60,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable	$58,968	$—
Accrued Expenses Payable	27,123	—
Payable to Parent	139,866	—
Payroll Taxes Payable	5,279	—
Current Portion of Long Term Debt	16,039	—
Total current liabilities	247,275	—

Long-Term Liabilities
Lease Payable	55,160	—
Note payable to shareholder	67,600	—
Total long-term liabilities	122,760	—

Shareholders’ equity:
Common stock ($.001 par value, 26,035,862 shares issued and outstanding at June 30, 2011, and 6,222,764 shares issued and outstanding at September 30, 2010; 300,000,000 shares authorized)	26,036	5,553
Additional paid in capital	1,255,184	75,740
Accumulated deficit	(833,600)	(20,895)
Total shareholders’ equity	447,620	60,398

Total Liabilities & Shareholders’ Equity	$817,655	$60,398

See Notes to Financial Statements

American CryoStem Corporation
(fka R & A Productions, Inc.)
Statements of Operations
For the Three Months Ended June 30, 2011 and 2010
and the Nine Months Ended June 30, 2011 and 2010

	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales	$5,000	$52,000	$69,500	$58,600

Operating Expenses:
Cost to Complete Film		4,000		4,000
Professional Fees	78,035	31,000	97,220	53,840
Research & Development	65,725	—	65,725	—
Rent Expense	13,200	—	13,200	—
Administration	300,247	8,044	358,153	18,810

Operating Expenses	457,207	43,044	534,298	76,650

Net Income (Loss) from Operations	(452,207)	8,956	(464,798)	(18,050)

Other Income (Expense)	(1,407)	—	7,093	—
Loss on Treasury Stock	(355,000)	—	(355,000)	—

Net Loss before Provision for Income Taxes	(808,614)	8,956	(812,705)	(18,050)

Provision for Income Taxes	—	—	—	—

Net Loss	$(808,614)	$8,956	$(812,705)	$(18,050)

Basic & fully diluted net earnings (loss) per common share	$(0.038)	$0.002	$(0.073)	$(0.003)

Weighted average of common shares outstanding: Basic & fully diluted	21,499,357	5,552,764	11,123,533	5,472.764

See Notes to Financial Statements

American CryoStem Corporation
(fka R & A Productions, Inc.)
Statements of Cash Flows
For the Period From April 20, 2011 to June 30, 2011
and the Nine Months Ended June 30, 2010

	2011	2010

Operating Activities:
Net loss	$(808,614)	$(18,050)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	13,270	9,215
Accrued Interest	751
Changes in other operating assets and liabilities
Prepaid Expenses	(5,566)
Other Current Assets	(10,185)
Accounts Payable	32,316
Accrued Expenses Payable	(26,461)	(2,000)
Payable to Parent	139,866
Payroll Taxes Payable	5,279
Net cash used by operations	(659,344)	(10,835)

Investing activities:
Purchase of equipment	(27,063)	(8,300)
Investment in other assets	(24,251)	—
Net cash used by investing activities	(51,314)	(8,300)

Financing activities:
Issuance of common stock	1,095,000	31,500
Lease payments	(4,391)
Net cash provided by financing activities	1,090,609	31,500

Net increase (decrease) in cash during the period	379,951	12,365

Cash Balance, Beginning of Period	90	8,100

Cash balance, End of Period	$380,041	$20,465

Supplemental disclosures of cash flow information:
Interest Paid	$1,218	$0
Income Taxes Paid	$0	$0

See Notes to Financial Statements

American CryoStem Corporation
(fka R & A Productions, Inc.)
Statements of Changes in Shareholders’ Equity
For the Nine Months Ended June 30, 2011
Prices & shares adjusted for stock splits.

			Additional			Total	Price
	Common Stock		Paid in	Treasury	Accumulated	Shareholders’	Per
	Shares	Par Value	Capital	Stock	Deficit	Equity	Share

Balance at October 1, 2010	5,552,764	$5,553	$75,740		$ (20,895)	$60,398

Issuance of common stock for services, December 17, 2010	670,000	670	(7)			663	.001

Purchase of Treasury Stock, April 20, 2011				(355,000)		(355,000)

Retirement of Treasury Stock, April 20, 2011				355,000		355,000

Redemption of common stock, April 20, 2011	(3,376,902)	(3,377)	3,377			—

Issuance of common stock for the purchase of assets, April 20, 2011	21,000,000	21,000	83,264			104,264

Issuance of common stock, Private Placement	2,190,000	2,190	1,092,810			1,095,000	.50

Net Loss					(812,705)	(812,705)

Balance at June 30, 2011	26,035,862	$26,036	$1,255,184	0	$(833,600)	$447,620

See Notes to Financial Statements

American CryoStem Corporation
(fka R & A Productions, Inc.)
Notes to the Financial Statements
June 30, 2011

NOTE 1. Organization of the Company and Significant Accounting Policies

American CryoStem Corporation (the “Company”) is a publicly held corporation formed on March 13, 2009 in the state of Nevada.

The Company is in the business of collecting adipose tissue and processing and storing the adult stem cells extracted for future use. The process allows individuals to preserve their stem cells for future personal use in cellular therapy. The adipose derived stem cells are prepared and stored in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, making them suitable for current and future cellular treatments and therapies offered by existing and planned treatment centers worldwide. Individualized collection and storage of adult stem cells facilitates personalized medical solutions by providing the patient’s own preserved stem cells for future cellular therapies.

The Company has a Film Production and Distribution division.

Basis of Presentation - Our financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred.

Use of Estimates - The preparation of the financial statements in conformity with United States generally accepted accounting principles (“GAAP”) uniformly applied requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Cash and interest bearing deposits - For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

Revenue Recognition – The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101”).

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company’s revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company’s financial statements.

Long Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Equipment - Equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is estimated as follows:

Office equipment	3 to 5 years
Leasehold improvements	15 years
Lab equipment	7 to 10 years

American CryoStem Corporation
(fka R & A Productions, Inc.)
Notes to the Financial Statements
June 30, 2011

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Income taxes - The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Advertising – The Company expenses advertising as incurred.

Recent Accounting Pronouncements - We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that any future adoption of such pronouncements will have a material impact on our financial condition or the results of our operations.

NOTE 2. Going Concern

The accompanying financial statements have been presented in accordance with GAAP, which assumes the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no material revenues to date and continues to rely on financing and the issuance of shares to raise capital to fund its business operations. Management’s plans with regard to this matter are as follows:

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $1,095,000 under SEC Rule 506 during the three months ended June 30, 2011, and retained the services of new corporate advisors and consultants. Additionally the Company has entered into a non-exclusive agreement with a registered broker-dealer pursuant to which such broker-dealer has committed to raise up to $3.0 Million in new equity on a best efforts basis through the sale of the Company’s securities.

The Company plans to continue to fund its operations through capital fundraising activities in 2011 until the new commercial facilities generate sufficient revenue to support its operations.

The Company, in pursuing the new business model, has developed what it believes to be several patentable technologies and business methods. The Company has filed its initial patent and several trademark applications and expects to file additional patents by the end of fiscal year 2011.

NOTE 3. Earnings per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate earnings/(loss) per share. In accordance with SFAS No. 128, basic earnings and net loss per share have been computed based on the weighted average of common shares outstanding during the periods. Net earnings/(losses) per share are computed as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net Loss	$(808,614)	$8,956	$(812,705)	$(18,050)

Weighted average shares outstanding	21,499,357	5,552,764	11,123,533	5,472,764

Basic & fully diluted net earnings (loss) per common share	$(0.038)	$0.002	$(0.073)	$(0.003)

American CryoStem Corporation
(fka R & A Productions, Inc.)
Notes to the Financial Statements
June 30, 2011

NOTE 4. Property and Equipment

Property and Equipment are comprised of the following:

	June 30, 2011	September 30, 2010

Computers, Equipment and Furniture	$54,771	$33,800
Film Equipment	39,384	39,384
Lab Equipment	190,708	—
Leasehold Improvements	1,729	—
	286,592	73,184
Less: Accumulated Depreciation	(54,898)	(14,296)

Net Property and Equipment	$231,694	$58,888

NOTE 5. Purchase of Assets and Liabilities of ACS Global, Inc.

On April 20, 2011, the Company entered into an Asset Purchase Agreement with ACS Global, Inc. formerly known as American CryoStem Corporation (“ACS”). Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets from, and assumed substantially all of the liabilities of ACS in exchange for the issuance to ACS of 21,000,000 shares of the Company’s common stock. On April 20, 2011, the closing date of the Asset Purchase Agreement, ACS became the majority shareholder of the Company.

Prior to the completion of the Asset Purchase Agreement, ACS had made payments for the redemption of shares of the common stock held by its former principal shareholder and for professional fees incurred with respect to the Asset Purchase Agreement. The Company has agreed to reimburse ACS for these payments. As of June 30, 2011, the Company is showing a payable due to ACS in the amount of $139,866.

NOTE 6. Note Payable

There is a note payable, which is unsecured at a face value of $65,000. The note carries an interest rate of 6% per annum and matures in fiscal year 2012.

NOTE 7. Commitments & Contingencies

Operating Leases - The Company has assumed two leases for its laboratory facilities at the Burlington County College Science Incubator as part of its transaction with ACS. An initial lease was executed on December 3, 2010 for Laboratory 110 and a second was executed on April 1, 2011 for Laboratory 108. Each laboratory is approximately six hundred square feet. Each lease is for a term of one year with a monthly rent of $1,650 per laboratory. The Company currently intends to extend these leases for a period of two years at the time that they expire. The total rent for laboratory facilities for the three months ended June 30, 2011 and the nine months ended June 30, 2011 is $13,200. Minimum requirements of the operating leases are as follows:

Year Ending
September 30	Amount
2011	$9,900
2012	13,200

American CryoStem Corporation
(fka R & A Productions, Inc.)
Notes to the Financial Statements
June 30, 2011

NOTE 7. Commitments & Contingencies (continued)

Capital Lease – The Company has assumed a lease for laboratory equipment as part of its transaction with ACS. The capital lease consists of the following:

Lease payable to an equipment financing company, payable in monthly installments of $1,869.74 including interest at 10%, final payment due March 2015, collateralized by equipment with a net book value of $88,000	$71,199

Less current portion	(16,039)

Long-Term Portion of Lease Payable	$55,160

Minimum requirements of the capital lease are as follows:

Year Ending September 30	Amount
2011	$5,609
2012	22,437
2013	22,437
2014	22,437
2015	13,088
Total minimum lease payments	$86,008

Less amount representing interest	14,809

Present value of net minimum lease payments	$71,199

NOTE 8. Other Income and Expenses

The components of Other Income and Expenses are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest Income	$570	$—	$570	$—
Interest Expense	(1,977)	—	(1,977)	—
Refund from prior period	—	—	8,500	—
Net Other Income (Expense)	$(1,407)	$—	$7,093	$—

NOTE 9. Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value .001 per share. At the quarter ended June 30, 2011 there were 26,035,862 shares of common stock issued and outstanding. At the year ended September 30, 2010 there were 5,553,764 shares of common stock issued and outstanding.

On April 10, 2009, the Company issued 2,500,000 shares of restricted 144 stock to its CEO and Director, Hector Medina at par value for services rendered to the Company in lieu of salary. Another 4,200 shares were issued as gifted stock. On April 15, 2009 the Company entered into a contract with BW Acquisition, Inc. whereby it acquired the rights to its software business course for the par value of stock issued. Per the contract 406,764 shares of common stock were dividend to the shareholders of BW Acquisition, Inc.

On April 15, 2009, 500,000 shares of common stock were issued for a marketing distribution agreement.

On April 23, 2009, 1,901,800 shares of common stock were issued as part of a contractual agreement for the non exclusive rights to the film “Trestles”.

American CryoStem Corporation
(fka R & A Productions, Inc.)
Notes to the Financial Statements
June 30, 2011

NOTE 9. Common Stock (continued)

In July of 2009, the Company initiated a Private Reg D 506 Offering for the sale of 735,000 shares of common stock. To December 31, 2009 the Company sold 137,142 shares of its common stock.

In March of 2010, the company issued 30,000 shares of common stock at par value to Hector Medina, the President, for services rendered in lieu of cash according to a prior agreement that was dated April 10, 2009; however the issuance was not recorded until March of 2010.

In December of 2010, an additional 670,000 shares were issued to Hector Medina for services rendered in lieu of cash according to a prior agreement that was dated April 10, 2009.

On April 20, 2011, the Company purchased 3,376,902 shares of common stock for $355,000.

On April 20, 2011, the Company retired 3,376,902 shares of treasury stock.

On April 20, 2011, the Company issued 21,000,000 shares of common stock to a Corporation for the acquisition of substantially all of its net assets. Upon issuance of these shares, ACS became the majority shareholder of the Company.

During the three months ended June 30, 2011, the Company issued 2,190,000 shares of common stock and received net proceeds of $1,095,000.

NOTE 10. Fair Values of Financial Instruments

Cash, accounts payable and accrued expenses, lease payable, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2011.

NOTE 11. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of the Chief Operating Officer and/or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

NOTE 12. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of June 30, 2011 and the date of these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the Securities and Exchange Commission (the “SEC”), reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plan;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties; and

●	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Background
We were incorporated in the State of Nevada on March 13, 2009. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Holdings, Inc. (“ACS”) in exchange for our issuance of 21,000,000 shares of our common stock, par value $0.001 per share, to ACS (the “Asset Purchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 27, 2011 disclosing the Asset Purchase and certain related matters including, but not limited to, the appointment of our present officers and directors as well as the resignation as such by the former chief executive officer and sole director. Our fiscal year ends September 30 of each calendar year.

Overview of our Business
We currently operate two separate lines of business: (i) the stem cell business we acquired in the Asset Purchase, and (ii) our traditional movie production business.

Stem Cell Business
Our principal line of business is the business acquired from ACS. ACS has developed a method to collect process and store adipose (fat) Derived Adult Stem Cells (the “Stem Cells”), permitting individuals to preserve their Stem Cells for potential future use in cell therapy. We intend, subject to obtaining adequate financing, to implement this process.

We believe that we will be able to store Stem Cells for adults charging a fixed fee which includes the first year of storage fees. Thereafter, we intend to have clients be responsible for the payment of an annual storage fee. We believe that Stem Cells are currently being used in the emerging field of regenerative medicine globally and have the potential to become a multibillion dollar industry in the future. We further believe that Stem Cells have the potential to heal a substantial number of diseases and chronic conditions and that we will be able to provide a streamlined and affordable method to process and cryopreserve Stem Cells for autologous (self) use in humans for the emerging regenerative medicine market.

Current published medical research shows that Stem Cells can be used to support tissue repair and cell therapies to expedite healing of wounds, burns and physical trauma to joints, bone, muscle, tendons and ligaments. Effects of diseases that we believe can be alleviated through the use of Stem Cells include cardiovascular disease, cancer, stroke, central nervous disorders and diabetes. We also believe that the near-term applications include the use of processed Stem Cells as biocompatible fillers in cosmetic and reconstructive surgery. Although our Stem Cell business is in its development stage, we anticipate that we will be able to provide the following services:

●	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to our laboratory;

●	Processing (or have processed by a third party) the tissue in a laboratory to separate the component parts of an individual’s adipose tissue, which includes the Stem Cells; and

●	Cryopreserving adipose tissue and Stem Cells for immediate use or long-term storage.

The Stem Cells will be prepared and cryopreserved in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, which we believe may make such Stem Cells suitable for use in cellular treatments (i.e., the biomedical use of Stem Cells to treat patients) currently offered by existing and planned treatment centers worldwide. We believe that affordably preserving cells derived from adipose tissue can provide a user with the opportunity to take advantage of the emerging field of regenerative medicine, i.e., healing the body using one’s own stem cells.

Movie Production Business
Our business relationship with Direct Media Enterprises was the primary source of our revenue for our fiscal year 2010 and for the six months ended June 30, 2011.

We generated revenues of $5,000 for the three months ended June 30, 2011 through our movie production business, compared to $52,000 for the three months ended June 30, 2010. Our revenues from the movie production business have decreased substantially compared to prior periods. As a result, our new management is reviewing the capital and other needs of the movie production business at this time. In addition, we have as of the date of this quarterly report placed all movie production efforts on hold until the completion of our new management team’s evaluation of this business and its ability to support our main Stem Cell business.

Plan of Operations – Stem Cell Business
We have begun a direct marketing program focused upon doctors and have an initial group of providers that we anticipate will offer our services to their patients. This marketing program has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This basic approach is the core of our marketing activities and will be expanded using a combination of in-house sales personnel and independent channels. In addition, we anticipate engaging in a comprehensive integrated marketing campaign through various media such as the Internet, video, print, TV, radio and trade shows to initiate the education of medical professionals and their patients to promote awareness of our company and our products. The essence of this educational strategy is to reach the end-users as quickly as possible and to accelerate the adoption curve of our services. In addition, we plan to utilize outside marketing resources to increase the number of surgeons who are willing to offer our services to their patients.

The combination of a traditional sales approach supported by continuous marketing will be coordinated with the expansion of our laboratory processing capabilities. In preparation for our commercial operations, we have doubled the laboratory space that we are leasing at the Burlington County College (“BCC”) science incubator. Additionally, we are hiring and training the required laboratory personnel to operate the additional commercial processing laboratory.

Cash Requirements – Stem Cell Business
We are currently attempting to raise sufficient capital to fund the expansion of our marketing effort. We will require an additional $1,000,000 to fund marketing, operational expansion, processing staff training, as well as for working capital. We are in discussions with prospective investors to provide such funding and anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months. We have minimal long term debt and have been able to meet our past financial obligations on a current basis.

In order to finance further market development with the associated expansion of operational capabilities beyond the time period discussed above, we believe that we will need to raise a minimum of $1,000,000, which we anticipate would enable us to satisfy our cash requirements for a period of twelve (12) months. However, we cannot assure you that this amount would be sufficient to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $78,035 during the fiscal quarter ended June 30, 2011 in professional fees (principally legal and accounting). In addition, we expended $300,247 following the closing of our purchase of the stem cell business for certain liabilities we assumed, the hiring and training of new staff and for the expansion of our sales, marketing and business development network.

Going Concern
As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed Stem Cell business.

We have suffered recurring losses from operations since our inception. In addition, we have yet to generate an internal cash flow from our business operations or successfully raised the financing required to expand our Stem Cell business. As a result of these and other factors, our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Our plans with regard to these matters encompass the following actions: (i) obtaining funding from new investors to alleviate our working capital deficiency, and (ii) implementing a plan to generate sales of our proposed products. Our continued existence is dependent upon our ability to resolve our liquidity problems and achieve profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. Our financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Liquidity and Capital Resources
We had a cash balance of $380,041 as of the date of this quarterly report. Our principal source of funds has been sales of our securities.

Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements – Stem Cell Business” above for our existing plans with respect to raising the capital we believe will be required.

In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

Commitments
As of the date of this quarterly report, our only material capital commitment was the continued funding of the expansion of our marketing efforts and laboratory processing capabilities. We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies
We prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes. We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Basis of Presentation. Our financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred.

Management’s Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Long-Lived Assets. We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Statement of Cash Flows. For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents. The fair value of cash and cash equivalents approximates the recorded amounts because of the liquidity and short-term nature of these items.

Recent Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that any future adoption of such pronouncements will have a material impact on our financial condition or the results of our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2011, our Chief Executive Officer and our Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND 8K

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 15, 2011	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)