Form 10-K
period 2011-09-30
AMERICAN CRYOSTEM Corp
filed 2012-01-13
CIK 1468679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO __

Commission file number: 333·164909

American CryoStem Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Code Number)

188 East Bergen Place, Suite 204, Red Bank, NJ	07701
(Address of principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,448,990.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 9th, 2012: 26,987,662

Documents incorporated by reference: none.

PART I

Forward Looking Statements

Statements in this Form 10-K Annual Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS.

GENERAL

Stem Cell Business
Our principal line of business, which we acquired from ACS Global, is the collection, processing and storage of adipose (fat) Derived Adult Stem Cells (the “Stem Cells”), in order to permit individuals to preserve their Stem Cells for potential future use in cell therapy. However, our business is currently in the formative stage and we will require additional financing to reach our business objectives. Management currently believes that we will be able to collect, process and store Stem Cells for adults and include the first year of storage fees for an initial fee of $2,500.00. During the initial stages of our marketing program with new providers and in new locations we may from time to time offer discounts from the list price. Thereafter, it is intended that clients will be responsible for the payment of an annual storage fee, initially priced at $200.00 per year. Management believes that Stem Cells are currently being used in the emerging field of regenerative medicine globally and have the potential to become a multibillion dollar industry in the future.

Management further believes that Stem Cells have the potential to heal a substantial number of diseases and chronic conditions and that we will be able to provide a streamlined and affordable method to process and cryopreserve Stem Cells for autologous (self) use in humans for the emerging regenerative medicine market.

Current published medical research shows that applications for Stem Cells can be used to support tissue repair and cell therapies to expedite healing of wounds, burns and physical trauma in joints, bone, muscle, tendons and ligaments. Effects of diseases that management believes can be alleviated through the use of Stem Cells include cardiovascular disease, cancer, stroke, central nervous disorders and diabetes. Management also believes that the near-term applications include the use of processed Stem Cells as biocompatible fillers in cosmetic and reconstructive surgery. Although our Stem Cell business is in its development stage and to date has generated no revenues, subject to, among other factors, obtaining the requisite financing, management anticipates that we will be able to provide the following services:

●	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to our laboratory;

●	Processing the tissue in the laboratory to separate the component parts of an individual’s adipose tissue, which includes the Stem Cells and other regenerative cells; and

●	Cryopreserving adipose tissue and Stem Cells for immediate use or long-term storage.

The Stem Cells processed from adipose tissue are prepared and cryopreserved in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, which management believes may make such Stem Cells suitable for use in cellular treatments (i.e., the biomedical use of Stem Cells to treat patients) currently offered by existing and planned treatment centers worldwide. Management believes that affordably preserving cells derived from adipose tissue can provide a user with the opportunity to take advantage of the emerging field of regenerative medicine, i.e., healing the body using one’s own stem cells.

In September of 2011 we completed the required testing, validation and verification of our core processing methodology and laboratory equipment. The laboratory is located in the science incubator on the Campus of the Burlington Community College located in Mount Laurel, NJ.  We lease approximately 1300 square feet.  This laboratory facility will allow us to quickly expand our processing capabilities and expand our current product and services development.

On August 2, 2011, we were awarded US Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. This Patent was assigned to us by our Chief Scientist, Dr. David Moscatello in 2010 and was originally filed on October 4, 2006. We have continued to develop tools, and cellular processing methods that have the potential to result in new products and services being offered for commercial sale and licensing at a future date. Management cannot predict if a market for these products will develop and therefore cannot predict the potential impact these new products will have upon our revenue.

Movie Production Business
Following the completion of the acquisition of substantially all the assets of ACS Global, we continued to operate our movie production business as a separate division during the third quarter to review its operations and projects. Following the review we decided in the fourth quarter to discontinue its operations and the results for the fiscal year are listed under “Discontinued Operations” in the financial statement herein.

HISTORICAL DEVELOPMENT
We were incorporated in the State of Nevada on March 13, 2009 under the name R&A Productions, Inc. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, American CryoStem Corporation, a Nevada corporation (which subsequently changed its name to ACS Global, Inc.) in exchange for our issuance of 21,000,000 shares of our common stock, par value $0.001 per share, to ACS Global, Inc. (“ACS Global”) (the “Asset Purchase”). Our fiscal year ends September 30 of each calendar year.

Upon the Asset Purchase Closing: (i) ACS Global became our majority shareholder, (ii) John Arnone was appointed as our chief executive officer and president and Anthony Dudzinski was appointed as our chief operating officer, treasurer and secretary, (iii) Messrs. Dudzinski and Arnone were appointed to our board of directors, with Mr. Arnone being appointed as Chairman of the Board, and (iv) Mr. Medina resigned as the chief executive officer, president, treasurer, secretary and the sole member of the board of directors and was simultaneously appointed as our Vice President of Film Operations. Mr. Dudzinski is also a director and the President and Treasurer of ACS Global and Mr. Arnone is a director and Secretary of ACS Global.

The 21,000,000 shares of Common Stock issued to ACS Global (the “Purchase Shares”) were issued pursuant to the exemption from registration provided under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.

Contemporaneously with the Asset Purchase Closing, we sold 1,860,000 shares of Common Stock to accredited investors in a private placement at a purchase price of $0.50 per share for aggregate gross proceeds of $930,000.

Following the completion of the Asset Purchase with ACS Global, the Company issued an additional 712,000 shares of common stock to accredited investors in a private placement and received net proceeds of $356,000.

During the year ended September 30, 2011, the Company issued 57,500 shares of common stock for services rendered at a cost of $28,751.

As of September 30, 2011, the number of issued and outstanding shares of our Common Stock was 26,475,662, consisting of (i) the 21,000,000 shares held by ACS Global, constituting approximately 79.3% of the issued and outstanding shares of our Common Stock, (ii) 2,845,862 shares held by our shareholders prior to the Asset Purchase Closing Date, constituting approximately 10.7% of the issued and outstanding shares of our Common Stock, (iii) the 1,860,000 shares sold in the private offering completed in April 2011, constituting approximately 7% of the issued and outstanding shares of Common Stock, (iv) 712,300 shares sold in a private offering following the closing of the Asset Purchase constituting approximately 3% of the issued and outstanding shares of our Common Stock and, (v) 57,500 shares issued for consulting services from unaffiliated parties, representing less than 1% of the issued and outstanding shares of our Common Stock.

On June 15, 2011, we changed our name from “R & A Productions, Inc.” to “American CryoStem Corporation.” Simultaneously, our ticker symbol was changed from “RAPP” to “CRYO.” On June 15, 2011, ACS Global changed its name from “American CryoStem Corporation” to “ACS Global, Inc.” ACS Global’s ticker symbol on the pink sheets remains “AMCY.”

DESCRIPTION OF BUSINESS

Overview

Our principal line of business, which we acquired from ACS Global, is the collection, processing and storage of adipose (fat) Derived Adult Stem Cells (the “Stem Cells”), in order to permit individuals to preserve their Stem Cells for potential future use in cell therapy. However, our business is currently in the formative stage and we will require additional financing to reach our business objectives. Management currently believes that we will be able to collect, process and store Stem Cells for adults and include the first year of storage fees for an initial fee of approximately $2,500.00. During the initial stages of our marketing program with new providers and in new locations we may from time to time offer discounts from the list price. Thereafter, it is intended that clients will be responsible for the payment of an annual storage fee, initially priced at $200.00 per year. Management believes that Stem Cells are currently being used in the emerging field of regenerative medicine globally and have the potential to become a multibillion dollar industry in the future.

Management further believes that Stem Cells have the potential to heal a substantial number of diseases and chronic conditions and that the Company will be able to provide a streamlined and affordable method to process and cryopreserve Stem Cells for autologous (self) use in humans for the emerging regenerative medicine market.

We are also developing new products and services based upon and as a result of our development of our core tissue processing and banking business. These new products and services are designed for both professionals and consumers.  We have continued the refinement of our intellectual property development to expand the opportunity to commercialize products and services for the developing adult stem cell industry.

Marketing and Distribution

We have deployed a two tier marketing strategy to enroll both doctors and consumers. We have a “Go-To-Market” strategy to drive general awareness. We have initiated a direct marketing program focused upon plastic and cosmetic surgeons and have an initial group of providers that have begun to offer our services to their patients. This marketing program has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This basic industry sales approach and the core of our marketing activities are being expanded using a combination of in-house sales personnel and outside independent channels.

In addition, we have begun a comprehensive integrated marketing campaign through various media such as the internet, social media, video, print, TV, radio and trade shows to initiate the education of medical professionals and their patients to promote awareness of our company and our products. The essence of this educational strategy is to reach the end-users as quickly as possible and to accelerate the adoption curve of our services. In addition, we plan to utilize outside marketing resources and trade groups to increase the number of surgeons willing to offer our services to their patients.

The combination of a traditional sales approach supported by continuous internal and external marketing programs will be closely coordinated with the expansion of our laboratory processing capabilities. The initial approach is a ‘Top Down and Bottom Up Push’ which is intended to disseminate scientific research and empirical based evidence that supports cellular medicine through the use of Adult Stem Cells. Specifically to educate plastic and cosmetic surgeons and potential clients on the significant benefits of adult stem cell collection and storage. ACS is employing an extensive print advertising and social media sales campaign. In addition, the Company plans to utilize key leaders, and early adaptors in the medical community as a marketing resource to increase the number of surgeons who join our network and collaborate with us.

A key objective of our marketing campaign is to position American CryoStem in the market as the premier, affordable adult stem cell collection and cell banking company in North America. Our marketing strategy seeks to generate Company awareness and increase the customer base through an Integrated Marketing Campaign consisting of the following:

●	Social Media: development of social communities through FaceBook, Twitter, Linked-In, etc. for topic(s) discussion and word-of-mouth promotion.
●	Print media: for brand awareness generating an ‘informed customer’ through national newspapers, and magazine

●	Online media: to channel customers to the CryoStem website where they are educated on the benefits of adult stem cell therapies and regenerative medicine. Traditional TV and Radio
●	Networking: with specific organizations to generate large long-term contracts (hospitals, surgery center franchises, unions, etc.)
●	Trade shows: conference participation with major institutions will help with company exposure and future relationships with other companies and doctors.
●	News publications: promoting the innovation of American CryoStem and stem cell/regenerative medicine industry
●
Vertical alignment: with targeted associations and organizations specifically seeking alternative research for cures that can be facilitated through the use of the ACS proprietary stem cell processing.

We plan to market our collection service to physicians through a tiered target roll-out as follows:

    Tier 1: Cosmetic, reconstruction and plastic surgeons, and general surgeons currently involved with offering liposuction.

We are identifying and developing additional marketing tiers that the Company will implement in 2012.

EMPLOYEES

Currently, we have eight employees and continue to use consultants on an as needed basis. As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed.

CORPORATE INFORMATION

We began operations in March of 2009. We were reincorporated in Nevada on March 13 2009. Our principal executive offices are located at 188 East Bergen Place, Suite 204 Red Bank NJ 07701, and our telephone number is (732) 747-1007. We also lease and operate a tissue processing laboratory in Mount Laurel, New Jersey at the Burlington County College Science Incubator located on the Burlington County College Campus. Our website address is www.americancryostem.com.

AVAILABLE INFORMATION

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, as well as other documents. Copies of these reports are available, free of charge, on our website. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports can also be obtained from the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

We have a history of losses; there are doubts about our ability to continue as a going concern.
We are in the formative stage of operations. We have incurred negative cash flows since inception from our activities, and at this time as well as for the foreseeable future will finance (until we can generate sufficient revenues, if ever, to cover expenses) our activities and overhead expenses through the issue and sale of debt or equity securities. The recoverability of the costs incurred by us to date is highly uncertain and is dependent upon achieving commercial production and sales of our services, of which no assurances can be given. Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their formative stage in an emerging industry.

We expect to incur increased operating expenses for the foreseeable future. The amount of net losses and the time required for us to reach and sustain profitability are uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a formative stage business, including, but not limited to, uncertainty as to development and the time required for our planned services to become available in the marketplace. There can be no assurance that we will ever generate revenues or achieve profitability at all or on any substantial basis. These matters raise substantial doubt about our ability to continue as a going concern. If we cease or curtail our development activities, it is highly likely that you would lose your entire investment in our Company.

We will require substantial additional capital to pursue our business plan.
We have limited revenues and no net income. We have financed our development activities since inception through the sale of securities. Our capital requirements will depend on many factors, including, among other things, the cost of developing our business and marketing activities, the efficacy and effectiveness of our proposed services, costs (whether or not foreseen), the length of time required to collect accounts receivable we may in the future generate, competing technological and market developments and acceptance. Changes in our proposed business or business plan could materially increase our capital requirements. We cannot assure you that our proposed plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than currently anticipated.

We will need to obtain substantial additional financing to, among other things, fund the future development of any services we attempt to undertake and for general working capital purposes. Any additional equity financing, if available, may be dilutive to stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the holders of shares of our Common Stock. Debt financing, if available, will require payment of interest and may involve our granting security interests on our assets and restrictive covenants that could impose limitations on our operating flexibility.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, our capital structure, the lack of an active market for shares of our Common Stock, and our lack of profitability, all of which would impact the availability or cost of future financings. We cannot assure prospective investors that we will be able to obtain requisite financing in a timely fashion or at all and, if obtained, on acceptable terms. Our inability to obtain needed financing on acceptable terms would have a material adverse effect on the implementation of our proposed business plan.

We are wholly dependent on Messrs. Arnone and Dudzinski.
We are wholly dependent on Messrs. Arnone and Dudzinski, our only two (2) executive officers and directors. Our future performance will depend on the continued services of such persons and our ability to retain such persons and/or hire additional qualified persons. The loss of Messrs. Arnone and/or Dudzinski would materially and adversely affect our proposed business. We have not yet entered into employment agreements with Messrs. Arnone and Dudzinski, but we intend to do so in the near future. It is expected that such employment agreements will, among other terms, permit each of Messrs. Arnone and Dudzinski to conduct other business activities outside of their employment with us.

Mr. Arnone is presently involved with another entity that operates in an industry similar to ours but that management does not believe to be in competition with us. We may in the future seek to initiate a business relationship with, and/or acquisition of, this other entity. Management cannot assure you that any such business relationship or acquisition, if consummated, would be on terms favorable to us.

We have not obtained any “key-man” life insurance policies nor do we presently plan to obtain or maintain any such policies on Messrs. Arnone, Dudzinski or any other of our employees.

We may be unable to protect our intellectual property from infringement by third parties, and third parties may claim that we are infringing on their intellectual property, either of which could materially and adversely affect us.

We intend to rely on patent protection, trade secrets, technical know-how and continuing technological innovation to protect our intellectual property, and we expect to require any employees, consultants and advisors that we may hire or engage in the future to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any such breach.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive with ours. Our competitors may independently develop similar technology or otherwise duplicate our proposed processes or services. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to produce and/or market our services in the future and would likely have an adverse affect on any revenues we may in the future be able to generate by the sale or license of such intellectual property.

We may be subject to costly litigation in the event our future services or technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or otherwise result in limitations in our ability to use the intellectual property subject to such claims.

Cell therapy is a developing field and a significant market for our services has yet to emerge.
Cell therapy and regenerative medicine is a developing field, with few cell therapy products or services approved for clinical and/or commercial use. We are wholly dependent on the acceptance of cell therapy (and specifically Stem Cells) to develop into a large and profitable industry. We hope to develop services related to the collection, processing and storage of Stem Cells. We believe the market for cell and tissue-based therapies is in its infancy, substantially research oriented and financially speculative and has yet to achieve substantial commercial success. Stem Cell products and services may in general be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, lack of acceptance by physicians, hospital and consumers, or other characteristics that may prevent or limit their approval or commercial use. Management believes that the demand for Stem Cell processing and the number of people who may use cell or tissue-based therapies is difficult, if not impossible, to forecast. Our success is dependent on the establishment of a market for our proposed services and our ability to capture a share of this market.

Our proposed services may not attain commercial acceptance absent endorsement by physicians.
Our proposed services will compete against individual cellular samples derived from alternate sources, such as bone marrow, umbilical cord blood and perhaps embryos. We believe that physicians and hospitals are historically slow to adopt new technologies like ours, whatever the merits, when older technologies continue to be supported by established providers. Overcoming such inertia often requires very significant marketing expenditures or definitive product performance and/or pricing superiority. Management currently believes physicians’ and hospitals’ inertia and skepticism to be a significant barrier as we attempt to gain market penetration with our proposed services. Failure to achieve market acceptance of our proposed services could have a material adverse effect on our future prospects.

If we should in the future become required to obtain regulatory approval to market and sell our proposed services we will not be able to generate any revenues until such approval is received.
The medical industry is subject to stringent regulation by a wide range of authorities. While we believe that, given our proposed business, we are not presently required to obtain regulatory approval to market our services, we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained, whether for the Stem Cells and/or any other services that we are developing or may attempt to develop. Should such regulatory approval in the future be required, our services may be suspended or may not be able to be marketed and sold in the United States until we have completed the regulatory clearance process as and if implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.

If regulatory clearance of a service we propose to provide is granted, this clearance may be limited to those particular states and conditions for which the service is demonstrated to be safe and effective, which would limit our ability to generate revenue. We cannot ensure that any service developed by us will meet all of the applicable regulatory requirements needed to receive marketing clearance. Failure to obtain regulatory approval will prevent commercialization of our services where such clearance is necessary. There can be no assurance we will obtain regulatory approval of our proposed services that may require it.

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock, the issuance of which could, among other things, reduce the proportionate ownership interests of current shareholders.

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of September 30, 2011, there were 26,475,662 shares of Common Stock and no shares of preferred stock issued and outstanding. Our board of directors (the “Board”) has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the Board may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

Lack of liquidity.

The shares of our Common Stock trade sporadically, if at all, on the Over-the-Counter Bulletin Board under the symbol “CRYO.” Consequently, holders of our Common Stock may not be able to liquidate their investment in the event of an emergency or at any time. There can be no assurance that a robust market will ever develop for our Common Stock or, if developed, will continue or be sufficiently liquid to enable the shareholders to liquidate their investment in us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We currently rent office space at 188 East Bergen Place, Red Bank, NJ 07701 for our corporate offices. Additionally we rent laboratory space at the Burlington County College Science Incubator 900 Briggs Road, Mount Laurel NJ 08054.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock was listed on the OTCBB under the symbol “RAPP” on November 12, 2010. In June 2011 we changed our name to American CryoStem Corporation and since June 15, 2011, our common stock has traded on the OTCBB under the stock symbol “CRYO.” The following table shows the reported high and low closing bid prices per share for our common stock for each quarterly period since our common stock was first listed based on information provided by the OTCBB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2011 Fiscal Year	High	Low
First Quarter	$0.70	$0.70
Second Quarter	$3.75	$0.25
Third Quarter	$3.75	$0.75
Fourth Quarter	$3.25	$0.28

As of September 30, 2011 we had 26,475,662 shares of our common stock outstanding and the number of stockholders of record of our common stock was 56.

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

RECENT SALES OF UNREGISTERED SECURITIES

As previously reported in a Current Report on Form 8-K filed with the SEC on April 27, 2011, we issued 21,000,000 shares of common stock to ACS Global in connection with our acquisition of the assets of ACS Global and we sold to certain accredited investors in a private offering 1,860,000 shares of common stock at a purchase price of $0.50 per share. Following the closing of the Asset Purchase Agreement we sold to certain accredited investors in a private offering, an additional 712,300 shares of common stock at a purchase price of $0.50. The shares were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Regulation D and Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this annual report and other filings with the Securities and Exchange Commission (the “SEC”), reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Background
We were incorporated in the State of Nevada on March 13, 2009 under the name R&A Productions, Inc. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (“ACS Global”) in exchange for our issuance of 21,000,000 shares of our common stock, par value $0.001 per share, to ACS Global (the “Asset Purchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 27, 2011 disclosing the Asset Purchase and certain related matters including, but not limited to, the appointment of our present officers and directors as well as the resignation as such by the former chief executive officer and sole director. Our fiscal year ends September 30 of each calendar year.

Overview of our Business
We currently operate the stem cell business we acquired in the Asset Purchase, we have discontinued the operations of the movie production business in the fourth quarter of 2011.

Stem Cell Business
Our principal line of business is the business acquired from ACS Global. ACS Global has developed a method to collect process and store adipose (fat) Derived Adult Stem Cells (“Stem Cells”), permitting individuals to preserve their Stem Cells for potential future use in cell therapy.

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

Current published medical research shows that Stem Cells can be used to support tissue repair and cell therapies to expedite healing of wounds, burns and physical trauma to joints, bone, muscle, tendons and ligaments. Effects of diseases that we believe can be alleviated through the use of Stem Cells include cardiovascular disease, cancer, stroke, central nervous disorders and diabetes. We also believe that the near-term applications include the use of processed Stem Cells as biocompatible fillers in cosmetic and reconstructive surgery. Although our Stem Cell business is in its initial stage, we anticipate that we will be able to provide the following services:

●	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to our laboratory;

●	Processing the tissue in a laboratory to separate the component parts of an individual’s adipose tissue, which includes Stem Cells and other regenerative cells; and

●	Cryopreserving adipose tissue and Stem Cells for immediate use or long-term storage.

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

In September of 2011 we completed the required testing, validation and verification of our core processing methodology and laboratory equipment. The laboratory is located in the science incubator on the Campus of the Burlington Community College located in Mount Laurel, NJ. In anticipation of the completion of this intensive testing process and the commencement of commercial operations, we expanded our overall leased space at the facility to approximately 1300 square feet. Following the acquisition of this new space we began to acquire additional equipment and hired and trained additional staff. This additional laboratory facility will allow us to quickly expand our processing capabilities and expand our current product and services development.

On August 2, 2011, we were awarded US Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. This Patent was assigned to us by our Chief Scientist, Dr. David Moscatello in 2010 and was originally filed on October 4, 2006. We have continued to develop tools, and cellular processing methods that have the potential to result in new products and services being offered for commercial sale and licensing at a future date. Management cannot predict if a market for these products will develop and therefore cannot predict the potential impact these new products will have upon our revenue.

Movie Production Business

Following the completion of the Asset purchase Agreement with ACS Global, we continued to operate our movie production business as a separate division during the third quarter to review its operations and projects. Following the review the Compnay decided in the fourth quarter to discontinue its operations and the results for the fiscal year are listed under “Discontinued Operations“financial statement herein.

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

We intend to pursue opportunities to generate revenue from the development of our intellectual property. This intellectual property also includes processing and testing methods developed in our laboratories that may be licensed to researchers and other companies currently researching and developing cellular therapies and regenerative medicine products. Management believes that as the adipose derived adult stem cell business continues to grow there is an opportunity to assist them in the development of their products and services through sale of our developed products, licensing of our processing and testing methods and potential collaborative development opportunities. Although our management intends to pursue these new lines of business, there can be no assurance that we will be able to generate additional revenue from these sources.

Cash Requirements – Stem Cell Business
We will require additional capital to fund marketing, operational expansion, processing staff training, as well as for working capital. We have minimal long term debt and have been able to meet our past financial obligations on a current basis.

We cannot assure you we can attract sufficient capital to enable us to fully fund our anticipated cash requirements. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $324,465 during the fiscal year ended September 30, 2011 in professional fees (principally legal and accounting). In addition, we expended $300,247 following the closing on April 21, 2011, of our purchase of the stem cell business for certain liabilities we assumed, the hiring and training of new staff and for the expansion of our sales, marketing and business development network.

Going Concern
As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed Stem Cell business.

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

Commitments
As of the date of this annual report, the company’s material capital commitments were (I) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities, (ii) an equipment lease in the amount of $78,540 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015, and (iii) the current lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, Each Laboratory lease requires  a monthly payment of $1,650. The lease for each laboratory is renewable annually in December (Lab 110) and April (Lab 108).

The Company in connection with the closing of the Asset Purchase Agreement assumed (i) an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. The current balace due is $68,575. The note matures October 31, 2012 (ii) unsecured liabilities without interest of $134,812 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction, there is no due date associated with this liability.

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

RESULTS OF OPERATIONS

Comparison of the Twelve Months Ended September 30, 2011 to the Year Ended September 30, 2010:

Revenue. Our total revenue was $4,995 for the 12 months ended September 30, 2011 exclusive of discontinued operations, compared to $0 for the same period ended September 30, 2010.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the 12 months ended September 30, 2011 were $1,294,434, as compared to SG&A of $186,324 for the 12 months ended September 30, 2010.

Net Income (Loss). Our net loss for the 12 months ended September 30, 2011 was $(1,290,495), compared to a net Loss of $(32,650) for the year ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Financial Position

As shown in the accompanying financial statements, the Company incurred a net loss of $1,290,495 for the year ended September 30, 2011 as compared to net loss of $32,650 for the previously fiscal period ended September 30, 2010. At the year ended September 30, 2011 the Company's current assets were $163,266 and the total assets were $561,283 and its liabilities were $398,017. The Company’s assets exceeded its liabilities by $163,226.

Outlook We have worked with minimal capital to date the Company is in the early stages of marketing its services following the recent completion of the necessary scientific validation and verification work in September of 2011. The Company will be accelerating its marketing strategies and expand its marketing efforts subject to available capital and the success of its sales strategies. The Company has also identified several additional products and services that are complimentary to the current services of collecting, processing and storage of adipose derived stem cells.

The Company is also aggressively pursuing additional marketing opportunities with its target doctor market to further expand the delivery of its services to clients. These additional marketing programs are designed to provide a constant flow of clients interested in taking advantage of the Company’s services and the burgeoning cellular therapy and regenerative medicine market. The Company is currently in the process of raising additional capital to support these marketing programs.

Liquidity and Capital Resources
We had a cash balance of $107,330 as of the date of this annual report. Our principal source of funds has been sales of our securities.

Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements – Stem Cell Business” above for our existing plans with respect to raising the capital we believe will be required.

In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the financing required may not be sufficient and must be considered in light these circumstances.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

We recognize revenue in accordance with Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

New Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have a material affect on the Company’s financial statements.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AUDITED FINANCIAL STATEMENTS AND SCHEDULES
SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
American CryoStem Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of American CryoStem Corporation (fka R & A Productions, Inc.) as of September 30, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American CryoStem Corporation (fka R & A Productions, Inc.) as of September 30, 2011, and the results of its operations and its cash flows for the year ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Donahue Associates LLC

Monmouth Beach, New Jersey

January 3, 2012

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

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
December 3, 2010

American CryoStem Corporation
(fka R & A Productions, Inc.)
Balance Sheets
As of September 30, 2011 and 2010

	30-Sep-11	30-Sep-10
ASSETS
Current assets:
Cash	$107,330	$1,510
Prepaid expense	18,062	0
Total current assets	$125,392	$1,510

Other assets:
Security deposits	3,300	0
Patent	98,913	0
Equipment- net	333,678	58,888

Total assets	$561,283	$60,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$128,586	$0
Capital lease payable	16,584	0
Total current liabilities	$145,170	$0

Note payable to shareholder	68,575	0
Capital lease payable	49,460	0
Payable to shareholder	134,812	0

Shareholders’ equity:
Common stock- $.001 par value, 300,000,000 shares authorized, issued and outstanding, 5,552,764 shares at September 30, 2010 and 26,475,662 at September 30, 2011	$26,476	$5,553
Additional paid in capital	1,448,180	75,740
Accumulated deficit	(1,311,390)	(20,895)
Total shareholders’ equity	163,266	60,398

Total Liabilities & Shareholders’ Equity	$561,283	$60,398

See the notes to the financial statements.

American CryoStem Corporation
(fka R & A Productions, Inc.)
Statements of Operations
For the Years Ended September 30, 2011 and 2010

	30-Sep-11	30-Sep-10

Net sales revenue	$4,995	$0
Cost of sales	(1,410)	0
Gross margin on sales	$3,585	$0

General and administrative expenses:
Professional fees	$324,465	$0
Research & development	176,836	0
Administration	793,133	0
Total general & administrative expenses	1,294,434	0

Net loss from operations	$(1,290,849)	$0

Other income (expenses):
Interest income	774	0
Interest expense	(4,718)	0

Net loss before provision for income taxes	$(1,294,793)	$0

Provision for income taxes	0	0

Loss before discontinued operations	(1,294,793)	0

Discontinued operations (net of tax)	4,298	(32,650)

Net loss	$(1,290,495)	$(32,650)

Basic & fully diluted net loss per common share:
Net gain (loss) - continuing operations	$(0.087)	$0.000
Net gain (loss)- discontinued operations	$0.000	$(0.006)
Basic & fully diluted net loss per common share	$(0.087)	$(0.006)

Weighted average of common shares outstanding:
Basic & fully diluted	14,893,895	5,552,764

See the notes to the financial statements.

American CryoStem Corporation
(fka R & A Productions, Inc.)
Statements of Cash Flows
For the Years Ended September 30, 2011 and 2010

	30-Sep-11	30-Sep-10
Operating Activities:
Net loss	$(1,290,495)	$(32,650)
Adjustments to reconcile net income items not requiring the use of cash:
Consulting fees	363,751	30
Impairment expense	65,359	0
Depreciation expense	14,788	12,288
Changes in other operating assets and liabilities :
Prepaid expense	(18,062)	0
Accounts payable and accrued expenses	44,431	(8,074)
Net cash used by operations	$(820,228)	$(28,406)

Investing activities:
Purchase of patents & trademarks	$(46,294)	$0
Purchase of equipment	(83,924)	(9,684)
Net cash used by investing activities	(130,218)	(9,684)

Financing activities:
Issuance of common stock	$1,286,000	$31,500
Sale of treasury stock	(355,000)	0
Payment of capital lease	(9,546)	0
Payable to shareholder	134,812	0
Net cash provided by financing activities	1,056,266	31,500

Net increase (decrease) in cash	$105,820	$(6,590)

Cash balance at beginning of the fiscal year	1,510	8,100

Cash balance at September 30th	$107,330	$1,510

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$4,718	$0
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

American CryoStem Corporation
(fka R & A Productions, Inc.)
Statements of Changes in Shareholders’ Equity
For the Years Ended September 30, 2011 and 2010

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Equity

Balance at September 30, 2009	5,432,764	$5,433	$44,330	$11,755	$61,518

Issuance of common stock	90,000	90	31,410		31,500

Issued shares for services	30,000	30			30

Net loss				(32,650)	(32,650)

Balance at September 30, 2010	5,552,764	$5,553	$75,740	$(20,895)	$60,398

Issuance of common stock	2,572,000	2,572	1,283,428		1,286,000

Sale of treasury stock	(3,376,902)	(3,377)	(351,623)		(355,000)

Purchase of AMCY	21,000,000	21,000	77,612		98,612

Issued shares for services	727,500	728	363,023		363,751

Net loss				(1,290,495)	(1,290,495)

Balance at September 30, 2011	26,475,362	$26,476	$1,448,180	$(1,311,390)	$163,266

See the notes to the financial statements.

American CryoStem Corporation
(fka R & A Productions, Inc.)
Notes to the Financial Statements
For the Years Ended September 30, 2011 and 2010

NOTE 1.  Organization of the Company and Significant Accounting Policies

American CryoStem Corporation (the “Company”) is a publicly held corporation formed on March 13, 2009 in the state of Nevada as R&A Productions Inc. (R&A)

In April 2011, R&A purchased substantially all the assets and liabilities of American CryoStem Corporation (ACS) for 21 million shares of common stock.  The Company was deemed to be the accounting acquirer.  At that time, the former operations of R&A were discontinued and the name of the company was changed to American CryoStem Corporation.

The Company is in the business of collecting adipose tissue, processing it to separate the adult stem cells, and preparing such stem cells for long-term storage. The process allows individuals to preserve their stem cells for future personal use in cellular therapy.  The adipose derived stem cells are prepared and stored in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, making them suitable for use in cellular treatments and therapies offered by existing and planned treatment centers worldwide. Individualized collection and storage of adult stem cells provides personalized medicine solutions by making the patient’s own preserved stem cells available for future cellular therapies.

On August 2, 2011 The Company was issued US Patent No. 7,989,205 “Cell Culture Media, Kits and Methods of Use” The Company is in the process of further developing a full product line based on this patent will be offered for sale in early 2012. The media products are designed specifically to enhance growth and differentiation of adipose derived cells The Company expects to initially produce and fulfill orders from its laboratory.

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

Revenue Recognition – The Company recognizes revenue from the processing of adipose tissue into usable stem cells once all the procedures have been performed and collection is reasonably assured.  Storage revenues for the stem cells are charged on an annual basis and recognized when they are received or due to be received.

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

Equipment - Equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is estimated as follows:

Office equipment	5 years
Lab equipment & furniture	7 years
Lab software	5 years

Income taxes - The Company accounts for income taxes in accordance with generally accepted accounting principles which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2009 to 2010 are subject to IRS audit.

Recent Accounting Pronouncements:

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have a material affect on the Company’s financial statements.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $1,286,000 under SEC Rule 506 during the year ended September 30, 2011, and retained the services of new corporate advisors and consultants. Additionally the Company has entered into a non-exclusive agreement with a registered broker-dealer pursuant to which such broker-dealer has committed to raise up to $3 Million in new equity on a best efforts basis through the sale of the Company’s securities.

The Company plans to continue to fund its operations through capital fundraising activities in 2012 until the new commercial facilities generate sufficient revenue to support its operations.

The Company, in pursuing the new business model, has developed what it believes to be several patentable technologies and business methods. The Company has filed its initial patent and several trademark applications and expects to file additional patents by the end of fiscal year 2012.

NOTE 3.  Earnings per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate earnings/(loss) per share.  In accordance with SFAS No. 128, basic earnings and net loss per share have been computed based on the weighted average of common shares outstanding during the years.  There are no financial instruments outstanding that are convertible into common stock at September 30, 2011.

Net earnings/(losses) per share are computed as follows:

	30-Sep-11	30-Sep-10

Net gain (loss) - continuing operations	$(1,294,793)	$0
Net gain (loss)- discontinued operations	$4,298	$(32,650)

Weighted average shares outstanding	14,893,895	5,552,764

Basic & fully diluted net loss per common share:
Net gain (loss) - continuing operations	$(0.088)	$0.000
Net gain (loss)- discontinued operations	$0.000	$(0.006)
Basic & fully diluted net loss per common share	$(0.087)	$(0.006)

NOTE 4.  Equipment

The equipment accounts of the Company are comprised as follows.

	30-Sep-11	30-Sep-10

Office equipment	$16,106	$73,184
Lab furniture	642	0
Lab equipment	219,414	0
Lab software	110,000	0
Accumulated depreciation	(12,484)	(14,296)

Equipment- net	$333,678	$58,888

Lab equipment includes the leasing of equipment valued at $79,000.  Depreciation expense on this leased asset for the year ended September 30, 2011 was $5,040.

The assets of the former company, R&A, were deemed by management to be impaired and the Company recognized an impairment expense of $65,359 in its statement of operations for the fiscal year ended September 30, 2011.

NOTE 5. Patent

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications.

NOTE 6.  Note Payable

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed.  The note is for $65,000 and carries an interest rate of 6% and is due in October 2012.  The note plus accrued interest on the note was $68,575 at September 30, 2011.

The Company has an unsecured liability without interest of $134,812 due to ACS Global, the majority shareholder of the Company, for certain expenses paid by ACS Global in connection with the asset purchase transaction of April 2011. There is no maturity date associated with this liability.

NOTE 7. Income Taxes

Provision for income taxes is comprised of the following:
	30-Sep-11	30-Sep-10

Net loss before provision for income taxes	$(1,294,793)	$0

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(557,959)	(8,163)
Allowance for recoverability	557,959	8,163
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$557,959	$8,163
Allowance for recoverability	(557,959)	(8,163)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2030 and may not be recoverable upon the purchase of the Company under current IRS statutes.

NOTE 8.  Commitments & Contingencies

Operating Leases - The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Mt. Laurel, New Jersey.  Each lease is for a term of one year with a monthly rent of $1,650 per laboratory. The total rent for laboratory facilities for the year ended September 30, 2011 was $16,545.

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2012	$22,440
2013	22,440
2014	22,440
2015	11,220

Total minimum lease payments	$78,540

Less amounts representing interest	(12,496)

Present value of net minimum lease payments	$66,044

NOTE 9.  Common Stock Transactions

In fiscal 2010, the Company initiated a Private Reg D 506 Offering for the sale of 735,000 shares of common stock. During the year the Company sold 90,000 shares of its common stock and received proceeds of $31,500.

In March of 2010, the company issued 30,000 shares of common stock at par value to the Company’s president for services rendered in lieu of cash.

In December of 2010, 670,000 shares were issued to the former president of R&A for services rendered. The shares issuance was valued at $335,000.

On April 20, 2011, the Company purchased 3,376,902 shares of common stock from the former president of R&A for $355,000. The shares were recorded as treasury stock and immediately cancelled by the Company for no proceeds.

On April 20, 2011, the Company issued 21,000,000 shares of common stock to purchase substantially all the assets and liabilities of ACS.  Upon issuance of these shares, ACS became the majority shareholder of the Company. The assets and liabilities acquired in the transaction were valued at $98,612

During the year ended September 30, 2011, the Company issued 2,572,000 shares of common stock and received net proceeds of $1,286,000.

During the year ended September 30, 2011, the Company issued 57,500 shares of common stock for services rendered at a cost of $28,751.

NOTE 10.  Fair Values of Financial Instruments

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2011.

NOTE 11.  Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors.  A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

NOTE 12.  Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of September 30, 2011 and the date of these financial statements.

NOTE 13.  Subsequent Events

The Company has made a review of material subsequent events from September 30, 2011 through the date of this report and found no material subsequent events reportable during this period.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 22, 2011, our board of directors approved the dismissal of Malcolm Pollard, Inc. (“Pollard”) as our independent registered public accounting firm, and engaged Donahue Associates, LLC (“Donahue”) as our independent registered public accounting firm to audit our financial statements for the year ended September 30, 2011. We filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 27, 2011 reporting the change in our independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As of September 30, 2011, our Chief Executive Officer and our Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our Treasurer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the SEC in Release No. 34-559239. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names of the Company’s current officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position(s)
John Arnone	53	President, CEO and Chairman of the Board
Anthony Dudzinski	48	COO, Treasurer, Secretary and Director

John S. Arnone
Mr. Arnone has served as our President, CEO and Chairman of our Board of Directors since April 2011. Mr. Arnone has also served since February 2009 and continues to serve as a director and the Secretary of ACS Global, Inc. our majority shareholder. Mr. Arnone has spent the last 25 years in the investment banking/financial consulting industry as an investment banker, management consultant and a hands-on investor specializing in strategic planning, corporate structure, administration and new business development. Over a period of 20 years, Mr. Arnone founded and managed two general securities broker-dealers based in New York. Mr. Arnone also co-founded and operated a global entertainment distribution corporation with 120 employees that under Mr. Arnone’s guidance was voted medium wholesaler of the year in the music industry (1997, 1998 and 2000) by the National Association of Recording Merchants. Mr. Arnone has provided advisory and business management services as a founder, officer, director and/or shareholder to both mid-level and development stage private and public companies. Mr. Arnone holds a degree in Business Administration and a BA in Economics from Kean University in New Jersey.

Anthony F. Dudzinski
Mr. Dudzinski has served as our COO, Treasurer and Secretary and as a member of our Board of Directors since April 2011. Mr. Dudzinski has also served since February 2009 and continues to serve as a director and the President and Secretary of ACS Global, Inc. our majority shareholder. Mr. Dudzinski has more than 25 years of experience in a variety of areas of senior management with a variety of both public and private companies. Mr. Dudzinski’s past positions include chief executive officer, president, chief operating officer and director of small and medium-size organizations including a publicly traded company with approximately 300 employees and president and chief operating officer of a privately operated broker-dealer with more than 175 sales associates. In addition to this experience Mr. Dudzinski was a founder and chief executive officer of a number of publicly available exchange traded funds, and the founder, chairman and chief operating officer of a target date fund complex and a Registered Investment Company.

Employment Agreements

We currently do not have any employment agreements in place with our officers or significant employees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable

CORPORATE GOVERNANCE

Board Committees
Our board of directors does not have separate audit, nominating or compensation committees. Our entire board of directors performs the functions of these committees.

Audit Committee Financial Expert
We have not made a determination as to whether any of our directors would qualify as an audit committee financial expert.

Nominating Procedures
We have not adopted any procedures by which our security holders may recommend nominees to our board of directors

CODE OF ETHICS
We have not adopted a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
John S. Arnone	2011	21,082	—	—	—	21,082
President and Chief Executive Officer	2010	—	—	—	—	—

Anthony Dudzinski	2011	28,000	—	—	—	28,000
Chief Financial Officer	2010	—	—	—	—	—

Hector Medina, former CEO(1)	2011		—	—	—	—
	2010		2,530,000 Shares @ .001			2,530.00

(1) Mr. Medina resigned all offices he held with us in April 2011.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through September 30, 2011.

Compensation of Officers
We did not pay any salaries in 2011. We do not anticipate beginning to pay salaries until we have adequate funds to do so.

Compensation of Directors
We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time.

Option Plans

On September 18, 2011 our Board of Directors approved the “American CryoStem Corporation Incentive Stock Option Plan”. This plan makes available up to 3,000,000 shares of the Company’s common stock, par value $0.001 per share which may be optioned to officers, directors, employees and consultants, collectively “employees”, under the authority of the Stock Option Plan Committee (the “Committee”). Our current Board of Directors will serve as the initial Committee. The Plan further provides for the Committee to set the terms of any Options granted at the time of the grant and terminates ten years from its effective date and is subject to final shareholder approval. No options have been granted under plan and the Company intends to use the plan to attract and retain key employees.

On September 18, 2011 our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The pan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2011.

EMPLOYMENT AGREEMENTS

There are no employment agreements in place at the year ended September 30, 2011. We plan to enter into employment agreements with the executive officers in 2012.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the shares of our Common Stock by: (i) each person who, to our knowledge, beneficially owns 5% or more of the shares of Common Stock and (ii) each of our directors and officers. As of December 31, 2011, there were 26,897,662 shares of Common Stock issued and outstanding.

Name	Shares beneficially owned (1)	Percentage beneficially owned

Directors and Officers (2)
John Arnone (3)	21,000,000	79.3%
Anthony Dudzinski (4)	21,000,000	79.3%

5% or Greater Beneficial Owners
ACS Global, Inc.	21,000,000	79.3%

(1) Beneficial ownership is calculated based on the number of shares of Common Stock outstanding as of the date hereof, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date hereof for each stockholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Commission. The number of shares of Common Stock beneficially owned by a person includes shares of Common Stock issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof. The shares of Common Stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 188 Bergen Place, Suite 204, Red Bank, NJ, 07701.

(3) Mr. Arnone presently owns 13,250,000 shares of common stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 45.7% percent of the ACS Global common stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares.

(4) Mr. Dudzinski presently owns 1,020,000 shares of ACS Global common stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 24.5% percent of the ACS Global common stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares.

Securities Authorized for Issuance under Equity Compensation Plans
The following table shows information about securities authorized for issuance under our equity compensation plans as of September 30, 2011:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	3,000,000	—	3,000,000
Total	3,000,000	—	3,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (formerly known as American CryoStem Corporation) a Nevada corporation (“ACS Global”), in exchange for 21,000,000 shares of our common stock.  At the time of the acquisition, John Arnone, our Chairman of the Board, CEO and President was a director and the secretary of ACS Global and Anthony Dudzinski, one of our directors and our Chief Operating Officer, Treasurer and Secretary was a director, president and secretary of ACS Global.  In addition, at the time of the acquisition, Mr. Arnone owned 13,250,000 shares of common stock of ACS Global and had the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him and Mr. Dudzinski owned 1,020,000 shares of ACS Global common stock and had the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him.  As a result, assuming the conversion of such preferred stock, Mr. Arnone and Mr. Dudzinski would have been deemed to be the beneficial owners of 45.7% and 24.5% of the common stock of ACS Global, respectively.  Further, Mr. Arnone and Mr. Dudzinski, as control persons of ACS Global may be deemed to beneficially own the 21,000,000 shares of our Common Stock issued to ACS Global in the acquisition.  Each of Mr. Arnone and Mr. Dudzinski disclaim such beneficial ownership.

The amount of debt that we assumed in the acquisition was $68,575, of which as of September 30, 2011, $68,575 remained outstanding.  The interest rate on such debt is 6% per annum.

Mr. Arnone remains a director, and secretary of ACS Global and Mr. Dudzinski remains as a director and president and treasurer of ACS Global.

Director Independence
Using the definition of “independent” set forth in the rules of The Nasdaq Stock Market, we have determined that neither John Arnone or Anthony Dudzinski are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this report.

(2) Financial Statement Schedules

There are no financial statement schedules included in this annual report.

(3) The exhibits listed below are filed as part of this annual report.

Number	Exhibit
2.1	Asset Purchase and Redemption Agreement, dated April 20, 2011 by and among R&A Productions, Inc.,

American CryoStem Corporation, American CryoStem Acquisition Corporation and Hector Medina (Nonmaterial schedules and exhibits identified in the Asset Purchase and Redemption Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.)

3.1(a)	Amended and Restated Articles of Incorporation (1)
3.1(b)	Amendment to Articles of Incorporation (2)
3.2	Amended and Restated By-laws (2)
4.1	Stock Specimen (3)
10.1	American CryoStem Corporation Incentive Stock Option Plan*
10.2	Annual Bonus Performance Plan for Executive Officers*
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 15, 2011
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on April 27, 2011
(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 filed on February 16, 2010
*	Indicates a management contract of compensatory plan of arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 12, 2012	American CryoStem Corporation.
(Registrant)

	By:	/s/ John S Arnone
John S Arnone President, CEO and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 12, 2012	/s/ John S. Arnone
John S. Arnone, President, CEO and Chairman of the Board (principal executive officer, principal financial and accounting officer)

January 12, 2012	/s/ Anthony Dudzinski
Anthony Dudzinski, COO, Treasurer, Secretary and Director