Form 10-Q
period 2011-12-31
AMERICAN CRYOSTEM Corp
filed 2012-02-21
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐   No ☒

As of February 10, 2012, there were 27,010,662 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

1

American CryoStem Corporation

(fka R & A Productions, Inc.)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2011 AND 2010

2

American CryoStem Corporation

(fka R & A Productions, Inc.)

American CryoStem Corporation

(fka R & A Productions, Inc.)

Balance Sheets

As of December 31, 2011 and 2010

	Dec 31, 2011	Dec 31, 2010
ASSETS

Current assets:
Cash	$6,903	$476
Trade Accounts Receivable	4,975	—
Prepaid Expenses	9,512	—

Total current assets	21,390	476

Property and Equipment (Net of Accumulated Depreciation)	329,320	57,888

Other Assets	114,504	—

Total Assets	$465,214	$58,364

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$136,927	$—
Capital Lease Payable	16,584	—
Total current liabilities	153,511	—

Long-Term Liabilities
Note payable to shareholder	69,550	—
Capital Lease Payable	46,796	—
Payable to Parent	134,812	—

Shareholders’ equity:
Common stock ($.001 par value, 26,897,362 shares issued and outstanding at December 31, 2011, and 6,222,764 shares issued and outstanding at December 31, 2010; 300,000,000 shares authorized)	26,898	6,223
Additional paid in capital	1,658,758	75,733
Accumulated deficit	(1,625,111)	(23,592)
Total shareholders’ equity	60,545	58,364

Total Liabilities & Shareholders’ Equity	$465,214	$58,364

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statements of Operations

For the Three Months Ended December 31, 2011 and 2010

	Dec 31, 2011	Dec 31, 2010

Sales	$9,951	$0

Operating Expenses:
Professional Fees	77,657	0
Research & Development	77,257	0
Administration	164,783	0

Total Operating Expenses	319,697	0

Net Loss from Operations	(309,746)	0

Other Income (Expense)	(3,975)	0

Loss before discontinued operations	(313,721)	0

Discontinued operations	0	(5,540)

Net Loss	$(313,721)	$(5,540)

Basic & fully diluted net earnings (loss) per common share	$(.012)	$(.0001)

Weighted average of common shares outstanding: Basic & fully diluted	26,690,971	6,222,764

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statement of Cash Flows

For the Three Months Ended December 31, 2011

Dec 31, 2011
Operating Activities:
Net loss	$(313,721)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	9,358
Accrued Interest	975
Changes in other operating assets and liabilities Accounts Receivable
Accounts Receivable	(4,975)
Prepaid Expenses	8,549
Accounts Payable and accrued expenses	8,341
Net cash used by operations	(291,473)

Investing activities:
Purchase of equipment	(5,000)
Purchase of other assets	(12,290)
Net cash used by investing activities	(17,290)

Financing activities:
Issuance of common stock	211,000
Payment of Capital Lease	(2,664)
Net cash provided by financing activities	208,336

Net increase (decrease) in cash during the period	(100,427)

Cash Balance, Beginning of Period	107,330

Cash balance, End of Period	$6,903

Supplemental disclosures of cash flow information:
Interest Paid	$3,001
Income Taxes Paid	$0

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2011

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance at September 30, 2011	26,475,362	$26,476	$1,448,180	$(1,311,390)	$163,266

Issuance of Common Stock	422,000	422	210,578		211,000

Net Loss				(313,721)	(313,721)

Balance at December 31, 2011	26,897,362	$26,898	$1,658,758	$(1,625,111)	$60,545

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1. Organization of the Company and Significant Accounting Policies

American CryoStem Corporation (the “Company”) is a publicly held corporation formed on March 13, 2009 in the state of Nevada as R&A Productions Inc. (R&A).

In April 2011, R&A purchased substantially all the assets and liabilities of American CryoStem Corporation (ACS) for 21 million shares of common stock. ACS was deemed to be the accounting acquirer. At that time, the former operations of R&A were discontinued and the name of the Company was changed to American CryoStem Corporation.

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

Revenue Recognition – The Company recognizes revenue from the processing of adipose tissue into usable stem cells once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage.

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

Equipment - Equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is estimated as follows:

Office equipment	5 years
Lab equipment & Furniture	7 years
Lab software	5 years
Leasehold improvements	15 years

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

December 31, 2011 and 2010

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2010 are subject to IRS audit.

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

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

December 30, 2011 and 2010

NOTE 2. Going Concern (continued)

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $1,497,000 under SEC Rule 506 as of December 31, 2011, and retained the services of new corporate advisors and consultants. Additionally the Company has entered into a non-exclusive agreement with a registered broker-dealer pursuant to which such broker-dealer has committed to raise up to $3.0 Million in new equity on a best efforts basis through the sale of the Company’s securities.

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

NOTE 3. Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. However, there is no financial instruments convertible to common stock outstanding at December 31, 2011.

 Net loss per share is computed as follows:

	Dec 31, 2011	Dec 31, 2010

Net Loss	$(313,721)	$(5,540)

Weighted average shares outstanding	26,690,971	6,222,764
Basic & fully diluted net earnings (loss) per common share	$(0.012)	$(0.001)

NOTE 4. Property and Equipment

Property and Equipment is comprised of the following:

	December 31, 2011	December 30, 2010

Office Equipment	$23,987	$73,184
Lab Furniture	642	0
Lab Equipment	236,773	0
Lab Software	115,000	0
Leasehold Improvements	5,104	0
	381,306	73,184
Less: Accumulated Depreciation	52,187	(15,296)

Net Property and Equipment	$271,746	$57,888

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

December 30, 2011 and 2010

NOTE 5. Patent

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media specifically for use with adipose derived stromal cells including adipose derived stem cells for human clinical and therapeutic applications. The patent further covers additional variations of the basic media for the differentiation of adipose derived stem cells in both research and clinical grade.

NOTE 6. Note Payable

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed. The note is for $65,000 and carries an interest rate of 6% and is due in October 2012. The note plus accrued interest on the note was $69,550 at December 31, 2011.

The Company has an unsecured liability without interest of $134,812 due to ACS Global, the majority shareholder of the Company, for certain expenses paid by ACS Global in connection with the asset purchase transaction of April 2011. There is no maturity date associated with this liability.

NOTE 7. Commitments & Contingencies

Operating Leases - The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. Each lease is for a term of one year with a monthly rent of $1,650 per laboratory. The total rent for laboratory facilities for the three months ended December 31, 2011 was $9,900.

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2012	$18,700
2013	22,440
2014	22,440
2015	11,220

Total minimum lease payments	$74,800

Less amounts representing interest	(11,420)

Present value of net minimum lease payments	$63,380

NOTE 8. Common Stock Transactions

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

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

December 30, 2011 and 2010

NOTE 8. Common Stock Transactions (continued)

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

During the three months ended December 31, 2011, the Company issued 422,000 shares of common stock and received net proceeds of $211,000.

NOTE 9. Fair Values of Financial Instruments

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at December 31, 2011.

NOTE 10. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

NOTE 11. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of December 31, 2011 and the date of these financial statements.

NOTE 12. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2011 through the date of this report and found no material subsequent events reportable during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the Securities and Exchange Commission (the “SEC”), reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

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

Overview of our Business

We operate the stem cell business we acquired in the Asset Purchase. We discontinued the Movie Production Business in 2011. On December 15, 2011 we entered into an agreement with Ocean Pure Products to sell the assets and rights to all film contract and commercial film rights for purchase price of $250,500 to be paid in the form of common shares of Ocean Pure Products, Inc. valued at $1.00 per share.

Stem Cell Business

Our principal line of business is the business acquired from ACS. ACS developed a clinical method to collect process and store adipose (fat) Derived Adult Stem Cells (the “Stem Cells” or “ADSCs”), permitting individuals to preserve their Stem Cells for potential future use in cell therapy. Additionally, we offer contract manufacturing and testing services to current and future developers of ADSC applications, physicians and device manufacturers. We have continued to developed and commercialize certain proprietary technologies, assays and processing methodologies that we believe will be available for sale and licensing in 2012. We intend, subject to obtaining adequate financing, to continue this commercialization and development of our core intellectual property and clinical laboratory products and processes.

Consumer Services: We offer individuals the opportunity to store their Adipose Derived Stem Cells, charging a fixed fee which includes the first year of storage. Thereafter, clients are responsible for the payment of an annual storage fee. Stem Cells are; currently being used in the emerging fields of, life sciences, cellular therapy and regenerative medicine globally (collectively “Regenerative Medicine”), are the subject of an increasing number of clinical trials and, have the potential to become a multibillion dollar industry in the future. We believe that ADSCs have the potential to heal a substantial number of diseases and chronic conditions and we provide a streamlined and affordable method to process and cryopreserve ADSCs for autologous (self) use in humans and the emerging Regenerative Medicine market.

Current published medical research and ongoing clinical trials, show that applications for ADSCs can be used to support tissue repair and cell therapies to expedite healing of wounds, burns, and physical trauma in joints, bone, muscle, tendons and ligaments. This research also indicates that the use of autologous (self) stem cells derived from adipose tissue avoids certain adverse reactions and treatment difficulties such as transplant rejection and graft versus host disease that can occur with the use of donor (allogeneic) stem cells. Effects of diseases that we believe can be alleviated through the use of Stem Cells include cardiovascular disease, cancer, stroke, central nervous disorders and diabetes. We believe that the near-term applications also include the use of processed ADSCs as biocompatible fillers and for procedure augmentation in cosmetic and reconstructive surgery. Although our Consumer Stem Cell business is in its formative stage, we provide the following services:

•	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to the laboratory that we use;

•	Processing the tissue in a laboratory to separate the component parts of an individual’s adipose tissue, which includes the Stem Cells; and

•	Cryopreserving adipose tissue and Stem Cells for immediate use or long-term storage.

The individuals ADSC samples are prepared and cryopreserved in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, which we believe may make such ADSCs suitable for use in cellular treatments (i.e., the biomedical use of Stem Cells to treat patients) currently offered by existing and planned treatment centers worldwide. We believe that affordably preserving autologous stem cells derived from adipose tissue can provide a user with the opportunity to take advantage of the emerging field of regenerative medicine, i.e., healing the body using one’s own stem cells.

Commercial Services: In connection with the development of the Company’s core clinical processing methodologies and intellectual property, the Company developed a number of unique clinical products, and methods for testing and quality management assessment. These individual methods identify the sterility, viability and quality of the adipose tissue and adipose derived cellular samples. The Company has begun to create the necessary branding, product information and marketing materials to begin offering subject to among other things, obtaining the requisite financing, these services to physicians, device manufacturers and cellular product developers in 2012.

Products: The Company was granted its first patent in August 2011titled “Cell Culture Media, Kits and Methods of Use (Patent No. US 7,989,205 B2). This patent is the basis for a line of new media products specifically designed for use with Adipose Derived Stem Cells and other regenerative cells derived from Adipose Tissue and covers “A cell culture medium for clinical growth of adipose stromal cells for human clinical and therapeutic applications”. The Company is currently creating the brand and marketing materials and website necessary to offer the initial formulation of this patented product during 2012. Additionally, the Company is continuing to develop individual kits and products necessary for the processing of adipose tissue. These products are the result of the development of its core processing and quality management methods.

Movie Production Business

During 2011 the Company’s Board of Directors determined to discontinue the Movie Production Business. On December 15, 2011 we entered into an agreement with Ocean Pure Products to sell the assets and rights to all film contract and commercial film rights for purchase price of $250,500 to be paid in the form of common shares of Ocean Pure Products valued at $1.00 per share. The Company believes it will be able to complete the transaction in the first calendar quarter of 2012.

Plan of Operations – Stem Cell Business

Consumer Services: During 2011 we initiated a direct marketing program focused on introducing our service to plastic and cosmetic surgeons. Our initial approach to the surgeons market utilized cosmetic and plastic surgery trade shows, internet, video and social media. We have an initial group of surgeon providers that are offering our services to their patients. We plan to continue to build our surgeon network by attending trade shows, direct mail and direct b2b internet marketing efforts. This marketing program was implemented using a traditional, trade show and office visit, face to face sales approach common to the pharmaceutical and biotechnology industries.

We plan to expand efforts to include outside independent sales channels. In addition our in house physician marketing methodology has been refined to reflect the current dynamics of the plastic and cosmetic surgery market. We have a comprehensive campaign in place that will execute and coordinate our message through the use of additional media channels to include cable TV, and radio.

Commercial Products and Services: We have begun the branding and marketing development of our commercial laboratory products and services. Our products are based on our granted medium patent and the results of our process and quality management program development. The medium products will initially be offered for license and purchase to academic researchers and other companies currently developing cellular and regenerative therapies and applications based upon the ability to process and expand adipose derived stem cells. Products developed from our processing and quality management methodologies will be offered to physicians and device manufacturers for the testing and assessment of their current tissue harvesting, engraftment and cellular processing services and devices. Additionally, the Company is developing marketing and branding methods to leverage our processing capabilities in the area of contract manufacturing for companies developing products and applications based on the use of adipose derived stems cells.

Cash Requirements – Stem Cell Business

We will require additional capital to fund the product branding and marketing efforts and estimate that we will require an additional $1,000,000 to fund both the marketing and operational expansion, as well as for working capital. We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months. We have minimal term debt and have been able to meet our past financial obligations on a current basis.

In order to finance further product and market development beyond the time period discussed immediately above, we believe that we will need to raise a minimum of $2,000,000, which we anticipate would enable us to satisfy our cash requirements for a period of twelve (12) months. However, we cannot assure you that this amount would be sufficient to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail the expansion of our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $242,440 during the fiscal quarter ended December 31, 2011 in professional fees (legal and accounting) and office expenses.

Going Concern

As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our Stem Cell business.

We have suffered recurring losses from operations since our inception. In addition, we have yet to generate sufficient internal cash flow from our business operations or successfully raise the financing required to fully develop our business. As a result of these and other factors, our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Our plans with regard to these matters encompass the following actions: (i) obtaining funding from new investors to alleviate our working capital deficiency, and (ii) implementing a plan to generate sales of our proposed products and services. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. Our financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Results of Operations:

During the first quarter of 2012, ended December 31, 2011, our revenues were $9,951, selling general and administrative expenses were $319,697 and we incurred a net loss of $313,721 or $0.012 per share.  Our results of operations for the first quarter of 2011, ended December 31, 2010, were from operations that were discontinued during fiscal 2011, and therefore there is no basis for comparison of the first quarter of fiscal 2012 ended December 31, 2011 with the first quarter of fiscal 2011 ended December 31, 2010.

Liquidity and Capital Resources

We had a cash balance of $6,903.00 as of the date of this quarterly report. Our principal source of funds has been sales of our securities.

Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

Commitments

As of the date of this annual report, the company’s material capital commitments were (I) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities, (ii) an equipment lease in the amount of $82,269 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015, and (iii) the current lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, Each Laboratory lease requires a monthly payment of $1,650. The lease for each laboratory is renewable annually in December (Lab 110) and April (Lab 108).

The Company in connection with the closing of the Asset Purchase Agreement assumed (i) an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. The current balance due is $68,575. The note matures October 31, 2012 (ii) unsecured liabilities without interest of $134,812 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction, there is no due date associated with this liability.

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

As of December 31, 2011, our Chief Executive Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

During the first quarter ended December 31, 2011 we sold to certain accredited investors in a private offering 422,000 shares of our common stock and received proceeds of $211,000. The shares were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Regulation D and Rule 506 promulgated thereunder. The Company used the proceeds for continued development of the Company’s products and services and for general working capital purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

February 21, 2012	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 21, 2012	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)

