Form 10-Q
period 2012-03-31
AMERICAN CRYOSTEM Corp
filed 2012-05-22
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number: 000-54672

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

As of May 11, 2012, there were 27,616,662 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

1

American CryoStem Corporation

(fka R & A Productions, Inc.)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2012

2

American CryoStem Corporation

(fka R & A Productions, Inc.)

American CryoStem Corporation

(fka R & A Productions, Inc.)

Balance Sheets

As of March 31, 2012 and

September 30, 2011

	March 31, 2012	September 30, 2011
ASSETS

Current assets:
Cash	$2,063	$107,330
Trade Accounts Receivable	6,875	—
Prepaid Expenses	7,072	18,062

Total current assets	16,010	125,392

Property and Equipment (Net of Accumulated Depreciation)	327,045	333,678

Other Assets	125,096	102,213

Total Assets	$468,151	$561,283

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses Payable	$223,281	$128,586
Current Portion of Capital Lease Payable	17,718	16,584
Total current liabilities	240,999	145,170

Long-Term Liabilities
Note Payable	70,525	68,575
Lease Payable	37,635	49,460
Payable to Parent	134,812	134,812

Shareholders' equity:
Common stock ($.001 par value, 27,260,362 shares issued and outstanding at March 31, 2012 and 26,475,662 shares issued and outstanding at September 30, 2011; 300,000,000 shares authorized)	27,261	26,476
Additional paid in capital	1,839,895	1,448,180
Accumulated deficit	(1,882,976)	(1,311,390)
Total shareholders' equity	(15,820)	163,266

Total Liabilities & Shareholders' Equity	$468,151	$561,283

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

and the Six Months Ended March 31, 2012 and 2011

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Sales	$13,877	$—	$23,697	$—

Operating Expenses:
Professional Fees	36,809	—	54,706	—
Consultants	43,950	—	117,050	—
Research & Development	105,469	—	183,604	—
Administration	68,971	—	233,622	—

Operating Expenses	255,199	—	588,982	—

Net Income (Loss) from Operations	(241,322)	—	(565,285)	—

Other Income (Expense)	(2,520)	—	(6,301)	—

Net Loss before Discontinued Operations	(243,842)	—	(571,586)	—

Discontinued Operations	—	(2,056)	—	(7,596)

Net Loss	$(243,842)	$(2,056)	$(571,586)	$(7,596)

Basic & fully diluted net earnings (loss) per common share	$(0.009)	$(0.0003)	$(0.021)	$(0.001)

Weighted average of common shares outstanding: Basic & fully diluted	27,113,142	6,222,764	26,900,903	6,222,764

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statements of Cash Flows

For the Six Months Ended March 31, 2012 and 2011

	2012	2011

Operating Activities:
Net loss	$(571,586)	$(7,596)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	18,932	2,000
Common Stock issued for services	—	670
Accrued Interest	1,950	—
Changes in other operating assets and liabilities
Accounts Receivable	(6,875)	—
Prepaid Expenses	10,990	—
Accounts Payable and Accrued Expenses Payable	94,695	—

Net cash used by operations	(451,894)	(4,926)

Investing activities:
Purchase of equipment	(12,301)	—
Investment in other assets	(22,882)	—
Net cash used by investing activities	(35,183)	—

Financing activities:
Issuance of common stock	392,500	3,506
Capital Lease Payments	(10,690)	—
Net cash provided by financing activities	381,810	3,506

Net increase (decrease) in cash during the period	(105,267)	(1,420)

Cash Balance, Beginning of Period	107,330	1,510

Cash balance, End of Period	$2,063	90

Supplemental disclosures of cash flow information:
Interest Paid	$2,836	$0
Income Taxes Paid	$0	$0

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statements of Changes in Shareholders’ Equity

For the Six Months Ended March 31, 2012

Prices & shares adjusted for stock splits.

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance at October 1, 2011	26,475,362	$26,476	$1,448,180	$(1,311,390)	$163,266

Issuance of common stock	785,000	785	391,715		392,500

Net Loss				(571,586)	(571,586)

Balance at March 31, 2012	27,260,362	$27,261	$1,839,895	$(1,882,976)	$(15,820)

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

March 31, 2012

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

Income taxes - The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

March 31, 2012

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

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

March 31, 2012

NOTE 2. Going Concern (continued)

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $1,678,500 under SEC Rule 506 as of March 31, 2012, and retained the services of new corporate advisors and consultants.

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

NOTE 3. Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. However, there is no financial instruments convertible to common stock outstanding at March 31, 2012.

Net loss per share is computed as follows:

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net Loss	$(243,842)	$(2,056)	$(571,587)	$(7,596)

Weighted average shares outstanding	27,113,142	6,222,764	26,900,903	6,222,764

Basic & fully diluted net earnings (loss) per common share	$(0.009)	$(0.0003)	$(0.021)	$(0.001)

NOTE 4. Property and Equipment

Property and Equipment is comprised of the following:

	March 31, 2012	September 30, 2011

Office Equipment	$23,987	$16,106
Lab Furniture	642	642
Lab Equipment	239,073	219,414
Lab Software	120,000	110,000
Leasehold Improvements	5,104	0
	388,806	346,162
Less: Accumulated Depreciation	(61,761)	(12,484)

Net Property and Equipment	$327,045	$333,678

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

March 31, 2012

NOTE 5. Patent

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications.

NOTE 6. Note Payable

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed. The note is for $65,000 and carries an interest rate of 6% and is due in October 2012. The note plus accrued interest on the note was $70,525 at March 31, 2012.

The Company has an unsecured liability without interest of $134,812 due to ACS Global, Inc. the majority shareholder of the Company, for certain expenses paid by ACS Global, Inc. in connection with the asset purchase transaction of April 2011. There is no maturity date associated with this liability.

NOTE 7. Commitments & Contingencies

Operating Leases - The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. Each lease is for a term of one year with a monthly rent of $1,650 per laboratory. The total rent for laboratory facilities for the six months ended March 31, 2012 was $19,800.

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2012	$11,220
2013	22,440
2014	22,440
2015	11,220

Total minimum lease payments	$67,320

Less amounts representing interest	(11,967)

Present value of net minimum lease payments	$55,353

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

March 31, 2012

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

During the six months ended March 31, 2012, the Company issued 785,000 shares of common stock and received net proceeds of $392,500.

NOTE 9. Fair Values of Financial Instruments

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at March 31, 2012.

NOTE 10. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

NOTE 11. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of March 31, 2012 and the date of these financial statements.

NOTE 12. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2012 through the date of this report and found no material subsequent events reportable during this period.

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

Consumer Services: We offer individuals the opportunity to store their Adipose Derived Stem Cells, charging a fixed fee which includes the first year of storage. Thereafter, clients are responsible for the payment of an annual storage fee. Stem Cells are currently being used in the emerging fields of, life sciences, cellular therapy and regenerative medicine globally (collectively “Regenerative Medicine”). They are the subject of an increasing number of clinical trials and, have the potential to become a multibillion dollar industry in the future. We believe that ADSCs have the potential to heal a substantial number of diseases and chronic conditions and we provide a streamlined and affordable method to process and cryopreserve ADSCs for autologous (self) use in humans and the emerging Regenerative Medicine market.

Current published medical research and ongoing clinical trials, show that applications for ADSCs can be used to support tissue repair and cell therapies to expedite healing of wounds, burns, and physical trauma in joints, bone, muscle, tendons and ligaments. This research also indicates that the use of autologous (self) stem cells derived from adipose tissue avoids certain adverse reactions and treatment difficulties such as donor/recipient matching transplant rejection and graft versus host disease that can occur with the use of donor (allogeneic) stem cells. Effects of diseases that we believe can be alleviated through the use of Stem Cells include cardiovascular disease, cancer, stroke, central nervous disorders and diabetes. We believe that the near-term applications also include the use of processed ADSCs as biocompatible fillers and for procedure augmentation in cosmetic and reconstructive surgery. Although our Consumer Stem Cell business is in its formative stage, we provide the following services:

•	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to the laboratory that we use;

•	Processing the tissue in a laboratory to separate the component parts of an individual’s adipose tissue, which includes the Stem Cells; and

•	Cryopreserving adipose tissue and Stem Cells for immediate use or long-term storage.

The individual’s ADSC samples can be prepared and cryopreserved in their raw form without manipulation, or placed in incubation and expanded prior to storage. We believe that our validated processing methodology, recordkeeping and quality management programs make such ADSCs suitable for future use in cellular treatments (i.e., the biomedical use of Stem Cells to treat patients). We believe that affordably preserving autologous stem cells derived from adipose tissue can provide a user with the opportunity to take advantage of the emerging field of regenerative medicine, i.e., healing the body using one’s own stem cells.

Commercial Services: In connection with the development of the Company’s core clinical processing methodologies and intellectual property, the Company developed a number of unique clinical products, and methods for testing and quality management assessment. These individual methods identify the sterility, viability and quality of the adipose tissue and adipose derived cellular samples. The Company is creating the necessary branding, product information and marketing materials to offer these services to physicians, device manufacturers and cellular product developers in 2012.

Products: The Company was granted its first patent in August 2011titled “Cell Culture Media, Kits and Methods of Use (Patent No. US 7,989,205 B2). This patent is the basis for a line of new cell culture media products specifically designed for use with Adipose Derived Stem Cells and other regenerative cells derived from Adipose Tissue and covers “A cell culture medium for clinical growth of adipose stromal cells for human clinical and therapeutic applications”. The Company is currently creating the brand, marketing materials and website necessary to offer the initial formulation of this patented product during 2012. Additionally, the Company is continuing to develop individual kits and products necessary for the processing of adipose tissue. These products are the result of the development and validation of its core processing and quality management methods.

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

Plan of Operations – Stem Cell Business

Consumer Services: During 2011 we initiated a direct marketing program focused on introducing our service to plastic and cosmetic surgeons. Our initial approach to the surgeons market utilized cosmetic and plastic surgery trade shows, internet, video and social media. We have an initial group of surgeon providers that are offering our services to their patients. We plan to continue to build our surgeon network by attending trade shows, direct mail and direct b2b internet marketing efforts. This marketing program was implemented using a traditional, trade show and office visit and face to face sales approach common to the pharmaceutical and biotechnology industries.

We redesigned our consumer website americancryostem.com in January of 2012 following our second quarter media campaign. The new website is a sophisticated online destination showcasing our branding and marketing of our core “Collect Process and Store” consumer stem cell service. The new website experience is centered on providing the consumer simple, easy to read information about Adult Stem Cells and our long term adult stem cell storage service.

We plan to expand our marketing efforts, subject to receiving additional financing, to include outside independent sales channels. In addition our in house physician marketing methodology has been refined to reflect the current dynamics of the plastic and cosmetic surgery market. We have a comprehensive campaign in place that will execute and coordinate our message through the use of additional media channels to include cable TV, and radio.

Commercial Products and Services: We continue the branding and marketing development of our commercial laboratory products and services under the ACS Laboratories brand. Our products are based on our granted medium patent and the results of our process and quality management program development. The medium products will initially be offered for license and purchase to academic researchers and other companies currently developing cellular and regenerative therapies and applications based upon the ability to process and expand adipose derived stem cells. The Company is in discussions with a contract manufacturer within the life sciences industry to ensure product availability, uniformity and documentation and the ability to quickly ramp up production and product delivery. Initial sales and deliveries of the media have begun in connection with the Company’s contract manufacturing activities.

Products developed from our processing and quality management methodologies will be offered to physicians and device manufacturers for the testing and assessment of their current tissue harvesting, engraftment and cellular processing services and devices. The Company has developed standardized assessment testing services for the testing and quality assessment of adipose tissue samples. The company intends to market these services to cosmetics and plastic surgeons to assist them with the evaluation of their tissue grafting procedures. The tests are designed to give the physician information about the quality and viability of the tissue samples they submit for testing. The Company believes that this service will assist surgeons with optimizing their methods and procedures to produce better quality tissue grafts. The Services are marketed under the ACS Laboratories brand and the testing is performed at the Company’s Mount Laurel NJ laboratory facility.

Additionally, the Company is developing marketing and branding methods to leverage our processing capabilities into the area of contract manufacturing. The services will be offered to companies developing products and applications based on the use of adipose derived stems cells. During the Quarter ended March 31, 2012 under its agreement with Personal Cell Sciences (“PCS”) the Company provided services for processing and storing adipose derived stem cells. PCS is conducting an initial study of their skin care cosmetic products. The Company received its processing fee and is entitled to an annual storage fee for each sample received at it laboratory under the agreement. The Company will focus additional efforts to expand its offering of commercial processing services.

The Company entered into a collaborative agreement with privately-held Protein Genomics (PGen). The Company and PGEN have agreed to work together to develop novel cellular therapies for the wound healing, regenerative and cellular therapy markets. American CryoStem will contribute certain intellectual property, know-how and trade secrets. The Contribution will include, clinically prepared adipose derived stem cells using the Company's proprietary tissue processing, and the Company's patented stromal cell culture media. Protein Genomics will contribute certain know-how and trade secrets including its patented, Elastatropin® human based protein. The Companies will focus their ongoing efforts towards creating applications for injuries and conditions that are difficult to treat, such as chronic, acute and traumatic wounds. The goal is to create unique, high performance applications for the regenerative medicine market. The collaboration is part of the Company's efforts to leverage its clinical laboratory processes into the cellular therapy and regenerative medicine application market. The Company will continue to seek collaborators with technologies that can be combined with or are complementary to our clinical technologies and patented products. To encourage collaboration, the Company will share the intellectual property rights developed with its collaboration partners.

Cash Requirements – Stem Cell Business

We will require additional capital to fund the ongoing product branding and marketing efforts and estimate that we will require an additional $1,000,000 to fund both the marketing and operational expansion, as well as for working capital. We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months.

In order to finance further product and market development beyond the time period discussed immediately above, we believe that we will require an additional $2,000,000, which we anticipate would enable us to satisfy our cash requirements for a period of eighteen (18) months. However, we cannot assure you that this amount would be sufficient to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail the expansion of our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $54,706 during the six months ended March 31, 2012 in professional fees (legal, accounting and consultants) and $183,604 in Research and Development.

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

Liquidity and Capital Resources

We had a cash balance of $2,063 as of the date of this quarterly report. Our principal source of funds has been sales of our securities.

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

Commitments

As of the date of this annual report, the company’s material capital commitments were (I) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities, (ii) an equipment lease in the amount of $67,320 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015, and (iii) the current lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, Each Laboratory lease requires a monthly payment of $1,650. On February 1, 2012 the Company entered into a new two year lease with the Burlington County Science Incubator for the laboratory space. Under the new lease the monthly payments for each laboratory (110 and 108) will be $1,650.00.

The Company in connection with the closing of the Asset Purchase Agreement assumed (i) an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. The current balance due is $70,525. The note matures October 31, 2012 (ii) unsecured liabilities without interest of $134,812 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction, there is no due date associated with this liability.

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

As of March 31, 2012, our Chief Executive Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

AMERICAN CRYOSTEM CORPORATION

May 21, 2012	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 21, 2012	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)

