Form 10-Q
period 2012-06-30
AMERICAN CRYOSTEM Corp
filed 2012-08-20
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission file number: 000-54672

AMERICAN CRYOSTEM CORPORATION

(Name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Meridian Road, Eatontown, NJ 07724
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

As of August 20, 2012, there were 29,949,362 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American CryoStem Corporation

(fka R & A Productions, Inc.)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

American CryoStem Corporation

(fka R & A Productions, Inc.)

American CryoStem Corporation

(fka R & A Productions, Inc.)

Balance Sheets

As of June 30, 2012 and 2011

	2012	2011
ASSETS

Current assets:
Cash	$26,614	$380,041
Trade Accounts Receivable	5,425	—
Prepaid Expenses	2,750	5,566
Other Current Assets	—	13,485

Total current assets	34,789	399,092

Property and Equipment (Net of Accumulated Depreciation)	204,422	231,694

Other Assets	255,608	186,869

Total Assets	$494,819	$817,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses Payable	$205,156	$91,370
Current Portion of Capital Lease Payable	27,439	16,039
Total current liabilities	232,595	107,409

Long-Term Liabilities
Note Payable	71,500	67,600
Lease Payable	35,884	55,160
Payable to Parent	134,812	139,866
Total Long-Term Liabilities	242,196	262,626

Shareholders’ equity:
Common stock ($.001 par value, 27,919,362 shares issued and outstanding at June 30, 2012 and 26,035,862 shares issued and outstanding at June 30, 2011; 300,000,000 shares authorized)	27,919	26,036
Additional paid in capital	2,168,237	1,255,184
Accumulated deficit	(2,176,128)	(833,600)
Total shareholders’ equity	20,028	447,620

Total Liabilities & Shareholders’ Equity	$494,819	$817,655

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statements of Operations

For the Three Months Ended June 30, 2012 and 2011

and the Nine Months Ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011

Sales	$450	$—	$24,539	$—

Operating Expenses:
Professional Fees	32,639	78,035	87,345	78,035
Research & Development	86,984	65,725	270,684	65,725
Administration	171,168	312,411	521,612	312,411

Operating Expenses	290,791	456,171	879,641	456,171

Net Income (Loss) from Operations	(290,341)	(456,171)	(855,102)	(456,171)

Other Income (Expense)	(3,335)	(1,407)	(9,636)	(1,407)
Loss on Treasury Stock		(355,000)		(355,000)

Net Loss before Discontinued Operations	(293,676)	(812,578)	(864,738)	(812,578)

Discontinued Operations	—	3,964	—	(127)

Net Loss	$(293,676)	$(808,614)	$(864,738)	$(812,705)

Basic & fully diluted net earnings (loss) per common share	$(0.011)	$(0.038)	$(0.032)	$(0.073)

Weighted average of common shares outstanding: Basic & fully diluted	27,684,824	21,499,357	27,161,256	11,123,533

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statements of Cash Flows

For the Nine Months Ended June 30, 2012

and the Period From April 20, 2011 to June 30, 2011

	2012	2011

Operating Activities:
Net loss	$(864,738)	$(808,614)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	25,785	13,270
Common Stock issued for services	—
Accrued Interest	6,804	751
Changes in other operating assets and liabilities
Accounts Receivable	(5,425)
Prepaid Expenses	15,312	(5,566)
Other Current Assets	—	(10,185)
Accounts Payable and Accrued Expenses Payable	76,570	5,855
Payable to Parent	—	139,866
Payroll Taxes Payable	—	5,279
Net cash used by operations	(745,692)	(659,344)

Investing activities:
Purchase of equipment	(6,530)	(27,063)
Investment in other assets	(43,396)	(24,251)
Net cash used by investing activities	(49,926)	(51,314)

Financing activities:
Issuance of common stock	721,500	1,095,000
Capital Lease Payments	(6,598)	(4,391)
Net cash provided by financing activities	714,902	1,090,609

Net increase (decrease) in cash during the period	(80,716)	379,951

Cash Balance, Beginning of Period	107,330	90

Cash balance, End of Period	$26,614	$380,041

Supplemental disclosures of cash flow information:
Interest Paid	$0	$0
Income Taxes Paid	$0	$0

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended June 30, 2012

Prices & shares adjusted for stock splits.

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance at October 1, 2011	26,475,362	$26,476	$1,448,180	$(1,311,390)	$163,266

Issuance of common stock	1,443,000	1,443	720,057		721,500

Net Loss				(864,738)	(864,738)

Balance at June 30, 2012	27,918,362	$27,919	$2,168,237	$(2,176,128)	$20,028

See Notes to Financial Statements

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

June 30, 2012

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

June 30, 2012

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

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

June 30, 2012

NOTE 2. Going Concern (continued)

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised over $2,000,000 under SEC Rule 506 as of June 30, 2012, and retained the services of new corporate advisors and consultants. Additionally the Company has entered into a non-exclusive agreement with a registered broker-dealer pursuant to which such broker-dealer has committed to raise up to $3.0 Million in new equity on a best efforts basis through the sale of the Company’s securities.

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

NOTE 3. Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. However, there is no financial instruments convertible to common stock outstanding at June 30, 2012.

Net loss per share is computed as follows:

	Three Months Ending June 30, 2012	Three Months Ending June 30, 2011	Nine Months Ending June 30, 2012	Nine Months Ending June 30, 2011

Net Loss	$(293,676)	$(808,614)	$(864,738)	$(812,705)

Weighted average shares outstanding	27,684,824	21,499,357	27,161,256	11,123,533

Basic & fully diluted net earnings (loss) per common share	$(0.011)	$(0.038)	$(0.032)	$(0.073)

NOTE 4. Property and Equipment

Property and Equipment is comprised of the following:

	June 30, 2012	June 30, 2011

Office Equipment	$23,987	$94,155
Lab Furniture	642	—
Lab Equipment	241,303	190,708
Leasehold Improvements	7,104	1,729
	273,036	286,592
Less: Accumulated Depreciation	(68,614)	(54,898)

Net Property and Equipment	$204,422	$231,694

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

June 30, 2012

NOTE 5. Patent

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications.

NOTE 6. Note Payable

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed. The note is for $65,000 and carries an interest rate of 6% and is due in October 2012. The note plus accrued interest on the note was $71,500 at June 30, 2012.

The Company has an unsecured liability without interest of $134,812 due to ACS Global, Inc. the majority shareholder of the Company, for certain expenses paid by ACS Global, Inc. in connection with the asset purchase transaction of April 2011. There is no maturity date associated with this liability.

NOTE 7. Commitments & Contingencies

Operating Leases - The Company has an operating lease for 1,200 square feet of laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. The lease is for a term of two years with a monthly rent of $3,300. The total rent for laboratory facilities for the nine months ended June 30, 2012 was $30,360.

The Company also entered into an operating lease for approximately 2,200 square feet of office facilities at the One Meridian Road in Eatontown, New Jersey. The lease is for a term of three years with a monthly rent of $2,500 from July 1, 2012 through November 30, 2013 and $2,650 from December 1, 2013 through April 30, 2015. The total rent for office facilities for the nine months ended June 30, 2012 was $31,408.

The minimum lease payments due on the operating leases are as follows.

2012	$17,400
2013	69,600
2014	44,700
2015	18,550

Total minimum operating lease payments	$150,250

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2012	$14,958
2013	22,437
2014	22,437
2015	11,218

Total minimum capital lease payments	$71,050

Less amounts representing future interest	(7,727)

Present value of net minimum capital lease payments	$63,323

American CryoStem Corporation

(fka R & A Productions, Inc.)

Notes to the Financial Statements

June 30, 2012

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

During the nine months ended June 30, 2012, the Company issued 1,443,000 shares of common stock and received net proceeds of $721,500.

NOTE 9. Fair Values of Financial Instruments

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2012.

NOTE 10. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

NOTE 11. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of June 30, 2012 and the date of these financial statements.

NOTE 12. Subsequent Events

The Company has made a review of material subsequent events from June 30, 2012 through the date of this report and found no material subsequent events reportable during this period.

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

Overview of our Business

We operate a tissue processing and storage business we acquired in the Asset Purchase. We discontinued the Movie Production Business in 2011. On December 15, 2011 we entered into an agreement with Ocean Pure Products to sell the assets and rights to all film contract and commercial film rights for purchase price of $250,500 to be paid in the form of common shares of Ocean Pure Products, Inc. valued at $1.00 per share.

Stem Cell Business

Our principal line of business is the business acquired from ACS. ACS developed a clinical method to collect process and store Adipose (fat) Tissue and Adipose Derived Adult Stem Cells (the “Stem Cells” or “ADSCs”), permitting individuals to preserve their Tissue and Adult Stem Cells for potential future use in cell therapy, cosmetic tissue grafting procedures, and cosmetic products. Additionally, we offer contract manufacturing and testing services based on our developed and validated laboratory and quality management procedures to current and future developers of ADSC applications, physicians and device manufacturers. We have continued to developed and commercialize certain proprietary products, technologies, assays and processing methodologies that we believe will be available for sale and licensing in 2012. We intend, subject to obtaining adequate financing, to continue this commercialization and development of our core intellectual property and clinical laboratory products and processes.

Tissue Processing and Services: Adipose Tissue Storage: We offer individuals the opportunity to store their Adipose Tissue and Adipose Derived cellular samples, charging a fixed fee which includes the first year of storage. Thereafter, clients are responsible for the payment of an annual storage fee. Adipose Tissue storage offers an economical solution in tissue and cell banking and affords greater flexibility to the consumer for future use of the stored tissue samples either directly in cosmetic grafting procedures or, in the future, in cellular therapy by retrieving and processing the stored tissue into its cellular components. The Company has developed a unique tissue cryoprotectant in conformity with regulations and exemptions contained in PHS section 361.

The Company recently filed an initial provisional patent application covering the cryoprotectant and its newly developed methods for processing adipose tissue samples. The new cryoprotectant allows for the retrieval and immediate use of the tissue without further processing, washing or preparation. This tissue storage opportunity permits cosmetic and plastic surgeons to expand their services into the latest layered tissue grafting procedures that have shown more satisfactory results for consumers than single graft procedure methods. Layered tissue grafting allows the surgeon greater control in sculpting the graft site over time creating a more natural contour and allowing for in-process corrections of any initial tissue graft regression.

Adipose Derived SVF and Stem Cell Storage: Consumers can have a harvested adipose tissue sample immediately processed into its component cells (Stromal Vascular Fraction – SVF) and stored for future use or expansion of their Adipose Derived Stem Cells (ADSC). Stored ADSC samples are for use in the emerging fields of life sciences, cellular therapy and regenerative medicine globally (collectively “Regenerative Medicine”). There are an increasing number of clinical trials focused upon ADSCs targeting several multibillion dollar industry segments of the cellular therapy, wound healing and disease treatment market.

Published scientific research indicates that ADSCs have the potential to heal a substantial number of diseases and chronic conditions and we provide a streamlined and affordable method to clinically process and cryopreserve ADSCs for autologous (self) use in the emerging Regenerative Medicine market.

Medical research and ongoing clinical trials include applications for ADSCs to support tissue repair, expedite healing of wounds and burns, and physical trauma in joints, bone, muscle, tendons and ligaments. This research also indicates that the use of autologous (self) stem cells derived from adipose tissue avoids certain adverse reactions and treatment difficulties such as donor/recipient matching and transplant rejection (graft versus host disease) that can occur with the use of donor (allogeneic) stem cells. Effects of diseases that we believe can be alleviated through the use of Stem Cells include cardiovascular disease, cancer, stroke, central nervous disorders and diabetes. We believe that the near-term applications also include the use of processed ADSCs as biocompatible fillers and for procedure augmentation in cosmetic and reconstructive surgery. Although our Consumer Stem Cell processing and storage business is in its formative stage, we provide the following services:

•	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to the laboratory that we use;
•	Processing the tissue in a laboratory to separate the component parts of an individual’s adipose tissue, which includes the Stem Cells; and
•	Cryopreserving adipose tissue and ADSCs for immediate use or long-term storage.

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

Commercial Services: In connection with the development of the Company’s core clinical processing methodologies and intellectual property, the Company developed a number of unique clinical tissue processing products methods, tests, and quality management assessment methods. These identify the sterility, viability and quality of the adipose tissue and adipose derived cellular samples. The Company is creating the necessary branding, product information and marketing materials to offer these services to physicians, device manufacturers and cellular product developers to extend the revenue opportunities for its developed intellectual property.

Products: The Company was granted its first patent in August 2011 titled “Cell Culture Media, Kits and Methods of Use (Patent No. US 7,989,205 B2). This patent is the basis for a line of new cell culture media products specifically designed for use with Adipose Derived Stem Cells and other regenerative cells derived from Adipose Tissue and covers “A cell culture medium for clinical growth of adipose stromal cells for human clinical and therapeutic applications”. The Company is currently creating the brand, marketing materials and website necessary to offer the initial formulation of these patented products. Additionally, the Company is continuing to develop additional products and services necessary for the processing of adipose tissue. These products are the result of the development and validation of its core processing and quality management methods.

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

Plan of Operations – Stem Cell Business

Tissue Processing and Banking We utilize a direct marketing approach focused on introducing our service to plastic and cosmetic surgeons. We have a group of surgeon providers that are offering our services to their patients. We plan to continue to build our surgeon network by attending trade shows, direct mail and direct b2b internet marketing efforts. This marketing program was implemented using office visit and face to face sales approach common to the pharmaceutical and biotechnology industries. The Company has extended these marketing efforts to include private and white label offerings in which a large medical group or organization that may market our services under their own unique brand name.

We continue to market our services directly to consumers through our redesigned consumer website americancryostem.com. The website is a sophisticated online destination showcasing our branding and marketing of our core “Collect Process and Store” consumer stem cell service. The website experience is centered on providing the consumer simple, easy to read information about Adult Stem Cells and our long term adult stem cell storage service.

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

Commercial Products and Services: We continue the branding and marketing development of our commercial laboratory products and services under the ACS Laboratories brand. Our products are based on our granted medium patent and the results of our process and quality management program development. The medium products are offered for license and purchase to academic researchers and other companies currently developing cellular and regenerative therapies and applications based upon the ability to process and expand adipose derived stem cells. The Company is in discussions with contract manufacturers within the life sciences industry to ensure product availability, uniformity and documentation and the ability to quickly ramp up production and product delivery. Initial sales and deliveries of the media have begun in connection with the Company’s contract manufacturing activities.

Products and services developed from our processing and quality management methodologies are offered to physicians and device manufacturers for the testing and assessment of their current tissue harvesting, engraftment and cellular processing services and devices. The Company has developed standardized tissue assessment and testing services for adipose tissue and ADSC samples. The company intends to also market these services to cosmetics and plastic surgeons to assist them with the evaluation of their tissue grafting and ADSC preparation procedures. The tests are designed to give the physician information about the quality and viability of the tissue and ADSC samples they submit for testing. The Company believes that this service will assist surgeons with optimizing their methods and procedures to produce better quality ADSC samples and tissue grafts. The Services are marketed under the ACS Laboratories brand and the testing is performed at the Company’s Mount Laurel NJ laboratory facility.

The Company is leveraging its processing capabilities into the area of contract manufacturing. The services are offered to companies developing products and applications based on the use of adipose tissue and adipose derived stems cells. During the Quarter ended, 2012 under its agreement with Personal Cell Sciences (“PCS”) the Company continued to provide services for processing and storing adipose derived stem cells. PCS is conducting an initial study of their skin care cosmetic products. The Company charges PCS a processing fee and is entitled to an annual storage fee as well as a royalty payment for each sample received at the laboratory under the agreement. The Company will focus additional efforts to expand its offering of commercial contract processing services.

The Company has entered into a collaborative agreement with privately-held Protein Genomics (PGen). The Company and PGEN have agreed to work together to develop novel cellular therapies for the wound healing, regenerative and cellular therapy markets. American CryoStem will contribute certain intellectual property, know-how and trade secrets. The Company’s contribution will include, clinically prepared adipose derived stem cells using the Company’s proprietary tissue processing, and the Company’s patented stromal cell culture media. Protein Genomics will contribute certain know-how and trade secrets including its patented, Elastatropin® human based protein. The Companies will focus their ongoing efforts towards creating applications for injuries and conditions that are difficult to treat, such as chronic, acute and traumatic wounds. The goal is to create unique, high performance applications for the regenerative medicine market. The collaboration is part of the Company’s efforts to leverage its clinical laboratory processes into the cellular therapy and regenerative medicine application market. The Company will continue to seek collaborators with technologies that can be combined with or are complementary to our clinical technologies and patented products. To encourage collaboration, the Company will share the intellectual property rights developed with its collaboration partners.

Cash Requirements – Stem Cell Business

We will require additional capital to fund the marketing and sales efforts and estimate that we will require an additional $1,000,000 to fund both the marketing and operational expansion, as well as for working capital. We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months.

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

We expended $32,639 during the six months ended June 30, 2012 in professional fees (legal, accounting and consultants) and $171,168 in Research and Development.

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

Liquidity and Capital Resources

We had a cash balance of $26,614 as of the date of this quarterly report. Our principal source of funds has been sales of our securities.

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

Commitments

As of the date of this annual report, the company’s material capital commitments were (I) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities, (ii) an equipment lease in the amount of $35,884 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015, and (iii) the current lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, Each Laboratory lease requires a monthly payment of $1,650. On February 1, 2012 the Company entered into a new two year lease with the Burlington County Science Incubator for the laboratory space. Under the new lease the monthly payments for each laboratory (110 and 108) will be $1,650.00.

The Company in connection with the closing of the Asset Purchase Agreement assumed (i) an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. The current balance due is $71,500. The note matures October 31, 2012 (ii) unsecured liabilities without interest of $134,812 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction, there is no due date associated with this liability.

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

As of June 30, 2012, our Chief Executive Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

AMERICAN CRYOSTEM CORPORATION

August 20, 2012	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 20, 2012	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)