Form 10-Q/A
period 2012-06-30
AMERICAN CRYOSTEM Corp
filed 2012-09-06
CIK 1468679

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

Yes ☐ No ☒

As of August 28, 2012, there were 29,949,362 shares of common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to American CryoStem Corporation’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a)	Documents furnished as Exhibits hereto:

101. INS	XBRL Instance Document (2)
101. SCH	XBRL Taxonomy Extension Schema Document (2)
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101. LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

September 6, 2012	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

September 6, 2012	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)