Form 10-K
period 2012-09-30
AMERICAN CRYOSTEM Corp
filed 2013-01-14
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO __

Commission file number:  000·54672

American CryoStem Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Code Number)

1 Meridian Road, Eatontown, NJ	07724
(Address of principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,868,349

As of January 11, 2013, the registrant had 28,586,362 shares of its common stock outstanding.

Documents incorporated by reference: none.

PART I

Forward Looking Statements

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

Overview

American CryoStem Corporation, which we refer to as we, us, our and our Company, is a life sciences and biotechnology company that creates and markets products and services for the adipose tissue, personal stem cell collection, and stem cell processing and storage industry.

Our principal line of business is the collection, processing and storage of adipose (fat) tissue and adipose derived adult stem cells, in order to permit individuals to preserve their tissue and adult stem cells for potential future use in cosmetic and plastic surgery procedures and the creation of individualized cellular based products and regenerative cell therapy.

We have branded a number of products and services that are the result of the development and validation of our core tissue processing and banking services as well as a number of laboratory products and services that are used internally in the operation of our clinical tissue processing and storage operations. The products and services are based upon our validated core processing and storage methodologies which can be marketed to a variety of end users including consumers, physicians, research institutions, co-development partners and other biotechnology manufacturers.

We are also developing new products and services based upon and as a result of our development of our core tissue processing and banking business. These new products and services are designed for both professionals and consumers. We have continued the refinement of our intellectual property development to expand the opportunities to commercialize products and services for the developing adult stem cell industry. We offer these services under the brand name ACS Laboratory Services. To support the service offering and to provide a central location for potential customers to find information about the services, we have launched a new laboratory website, www.acslaboratories.com.

We believe that current published medical research indicates that adipose derived stem cells can be used to support tissue repair and cell therapies to expedite healing of wounds, physical trauma and burns in joints, bone, muscle, tendons and ligaments. Our management also believes that the effects of diseases such as cardiovascular disease, cancer, stroke, central nervous disorders and diabetes may be alleviated through the application of stem cells. Our management also believes that in the near-term, our services may be applied to the storage of adipose tissue collected from a customer during liposuction for future cosmetic and reconstructive procedures. Applications include the use of processed adipose tissue and stem cells as biocompatible fillers in cosmetic and reconstructive surgery of the face, hands breasts and buttocks.

Products and Services

Our business remains in its formative stage and to date has generated minimal revenue, however, subject to, among other factors, obtaining the requisite financing, management anticipates that we will be able to provide the following services:

•	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to our laboratory;

•	Processing the tissue in the laboratory to separate the component parts of an individual’s adipose tissue, which includes the stem cells and other regenerative cells; and

•	Cryopreserving adipose tissue and stem cells for immediate use or long-term storage.

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

Storage Services

The adipose tissue we receive for processing and storage is prepared and stored using a proprietary storage medium solution in our Mount Laurel, New Jersey laboratory facility. This proprietary storage medium is comprised of pharmaceutical grade materials that are approved by the FDA for human injection. We believe that the use of this storage medium as a cryoprotectant qualifies for exemption under section 361 of the PHS Act. On June 7, 2012 we filed a provisional patent application titled “Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipoaspirates to Physician for Autologous Adipose Transfer Procedures (US Serial No. 61/656,837) covering our methods and materials developed for its adipose tissue collection, processing and storage services.

Management currently believes that we will be able to collect, process and store adipose tissue and adipose derived stem cells for adults and include the first six months of storage fees for an initial fee ranging from $750 to $2500 based upon the volume of tissue and the requested processing and testing services. During the initial stages of our marketing program with new providers and in new locations we may from time to time offer discounts from the list price. Thereafter, it is intended that each storage client will be responsible for the payment of an annual storage fee, initially priced at $200.00 per year. The storage fees are based upon the type of material stored, the total volume, and the storage configuration. Management believes that adipose tissue and Adipose Derived stem cells are currently being used in cosmetic surgery and the emerging field of regenerative medicine globally and have the potential to become a multibillion dollar industry in the future.

Wound Healing Market

On April 5, 2012 we entered into a Collaboration Agreement with Protein Genomics, Inc. (PGen) to test and develop new products combining certain intellectual property and patented products. Initially we provided PGen with research materials and our patented cell culture media for testing with PGen’s patented products designed for the wound healing market. Initial testing has been completed and on September 1, 2012 we and PGen entered into a Memorandum of Understanding (MOU) to further develop products based upon the results of the initial collaboration. The terms of the MOU call for the creation of a new entity to be jointly owned by us and PGen for the mutual development and ownership of any jointly developed intellectual property and to provide a separate vehicle to fund the additional scientific work. PGen is a private Company under the control of Burt Ensley, PhD, a member of our medical advisory board.

Product Development

We are continuing to expand our intellectual property portfolio and have filed three additional patent applications for our methods of collecting, processing and storing individual adipose tissue, adipose derived cellular samples, the CELLECT™ service, methods for processing adipose tissue into its component cells, and a new cryoprotectant for the storage of adipose tissue samples, the ATGRAFT™ service. We believe that the combination of our cellular processing capabilities and patented products give us an economical platform to develop and produce cellular therapy applications for injection or intravenous therapy, topical applications, burn and wound healing, joint repair, disease treatments and cosmetics.

We have implemented a strategic approach to developing and launching new products that we believe can produce near term cash flow, residual revenue, and complimentary scientific data. We focus on products that require little or no regulatory approval. These products include adipose tissue and stem cell sample storage as a form of personal “bio-insurance”, or fat storage for cosmetic fat engraftment procedures as well as the creation of topical applications and ingredients used by other companies in the wound healing and cosmetic industries.

Our cellular processing and storage services have been developed under the CELLECT™ trademark. Our adipose tissue storage services are marketed under the ATGRAFT™ trademark. These services are an end-to-end clinical solution for the collection, testing, processing, tracking and delivery of one or more tissue or cellular samples for any individual. Stored tissue may be retrieved for (a) immediate use in cosmetic engraftment, (b) further processing and delivery of a cellular sample for use in topical or orthopedic applications or (c) processing and expansion for direct or intravenous injection for disease management and treatment.

We anticipate revenue generation for our CELLECT™ services from the initial collection and storage procedure, and all future processing or expansion of stored tissue samples. Based upon the initial collection volume from the patient and intended use, we can create and store multiple tissue and cellular samples for a lifetime of customer use and generate additional revenue for each individual tissue or cellular sample retrieval. Our tissue collection, processing and storage services are marketed through physicians and our main website, www.americancryostem.com.

We also anticipate revenue generation from the sale of our internally developed ACSelerate™ proprietary cell culture media products and the sale or licensing of our internally validated standard operating procedures. Our laboratory processing products and services are marketed directly to research facilities, healthcare facilities, and biotechnology companies and through our website, www.acslaboratories.com

During the year ended September 30, 2012, we began offering contract manufacturing services to biotechnology and cosmetic product manufacturers. We entered into our first such contract manufacturing with Personal Cell Sciences (”PCS”) to provide cellular processing, sample storage and ingredient manufacturing for a line of personalized skin care products. Personal Cell Sciences is a private company founded by our Chairman and CEO, John Arnone.

Intellectual Property

On August 2, 2011, we were awarded US Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. This Patent was assigned to us by our Chief Scientist, Dr. David Moscatello in 2010 and was originally filed on October 4, 2006. We have continued to develop tools and cellular processing methods that have the potential to result in new products and services being offered for commercial sale and licensing at a future date. Our management cannot predict if a market for these products will develop and therefore cannot predict the potential impact these new products will have upon our revenue.

We are continuing to expand our intellectual property portfolio and have filed three additional patent applications for our methods of collecting, processing and storing individual adipose tissue, adipose derived cellular samples, the CELLECT™ service, methods for processing adipose tissue into its component cells, and a new cryoprotectant for the storage of adipose tissue samples, the ATGRAFT™ service.

On June 7, 2012 we filed a provisional patent application titled “Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipoaspirates to Physician for Autologous Adipose Transfer Procedures (US Serial No. 61/656,837) covering our methods and materials developed for its adipose tissue collection, processing and storage services.

Marketing and Distribution

We have deployed a multichannel marketing strategy to enroll physicians and consumers in our tissue or stem cell storage programs. Our business relationships with other synergistic companies are focused on marketing our laboratory services and products through either licensing or contract manufacturing arrangements. Our major focus is the continual branding of American CryoStem’s tissue and stem cell storage platform as the “gold-standard” in the industry. Increasing physician, consumer and corporate confidence in our ability to process and store a clinical grade sample has led to unsolicited third party exposure of our technology.

As part of our marketing campaign towards physicians we are actively seeking to bring highly qualified peer leaders onto our Medical Advisory Board to assist us in our industry speaking and education platform. This physician education platform is designed to focus on the industry’s needs and demands as it relates to current and future treatments using our adipose tissue and adult stem cell technologies. We have initiated a direct marketing program focused upon plastic and cosmetic surgeons and have an initial group of providers that have begun to offer our services to their patients. This marketing program has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This basic industry sales approach and the core of our marketing activities are being expanded using a combination of in-house sales personnel and outside independent channels.

In addition, we have begun a comprehensive integrated marketing campaign through various media such as the internet, social media, video, print, TV, radio and trade shows to reach targeted potential consumers to promote awareness of our company and our products. The essence of this targeted strategy is to reach the end-users as quickly as possible and to accelerate the adoption curve of our products and services. In addition, we plan to utilize outside marketing resources and trade groups to increase the number of surgeons willing to offer our products and services to their patients.

The combination of a traditional sales approach supported by continuous internal and external marketing programs will be closely coordinated with the expansion of our laboratory processing capabilities. The initial approach is a ‘Top Down and Bottom Up Push’ which is intended to disseminate current and future uses of adipose tissue and adult stem cells which supports our business model and products and services. We intend to also employ both print advertising and social media sales campaigns. In addition, we plan to utilize key leaders, and early adaptors in the medical community as a marketing resource to increase the number of surgeons who join our network and collaborate with us.

A key objective of our marketing campaign is to position American CryoStem in the market as the premier, affordable adipose tissue and adult stem cell banking company in North America. Our marketing strategy seeks to generate company awareness and increase the customer base through an Integrated Marketing Campaign consisting of the following:

•	Social Media: development of social communities through Face book, Twitter, Linked-In, etc. for topic(s) discussion and word-of-mouth promotion.
•	Print media: for brand awareness generating an ‘informed customer’ through national newspapers, and magazine
•	Online media: to channel customers to our website where customers are educated on the benefits of adult stem cell therapies and regenerative medicine. Traditional TV and Radio
•	Networking: with specific organizations to generate large long-term contracts (hospitals, surgery center franchises, unions, etc.)
•	Trade shows: conference participation with major institutions will help with company exposure and future relationships with other companies and doctors.
•	News publications: promoting the innovation of American CryoStem and stem cell/regenerative medicine industry
•	Vertical alignment: with targeted associations and organizations specifically seeking alternative research for cures that can be facilitated through the use of our proprietary stem cell processing.

EMPLOYEES

Currently, we have six employees and continue to use consultants on an as needed basis. As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed.

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

The 21,000,000 shares of Common Stock issued to ACS Global were issued pursuant to the exemption from registration provided under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.

Contemporaneously with the Asset Purchase Closing, we sold 1,860,000 shares of Common Stock to accredited investors in a private placement at a purchase price of $0.50 per share for aggregate gross proceeds of $930,000.

The Company issued an additional 712,000 shares of common stock and received net proceeds of $356,000 for the year ended September 30, 2011.

The Company issued an additional 1,558,000 shares of common stock and received net proceeds of $779,000 for the year ended September 30, 2012,

The foregoing shares of our common stock were issued pursuant to the exemption from registration provided under Regulation D of the Securities Act and Rule 506 promulgated thereunder.

During the year ended September 30, 2012, the Company issued 25,000 shares of common stock for services rendered to pay an outstanding invoice of $12,500. During the year ended September 30, 2011, the Company issued 57,500 shares of common stock for services rendered at a cost of $28,751.

The Company did not issue any shares for services for the year ended September 30, 2012.

As of September 30, 2012, the number of issued and outstanding shares of our Common Stock was 28,158,362, consisting of (i) the 21,000,000 shares held by ACS Global, constituting approximately 74.6% of the issued and outstanding shares of our Common Stock, (ii) 2,845,862 shares held by our shareholders prior to the Asset Purchase Closing Date, constituting approximately [10.1]% of the issued and outstanding shares of our Common Stock, (iii) 1,860,000 shares sold in the private offering completed in April 2011, constituting approximately [6.60]% of the issued and outstanding shares of Common Stock, (iv) 2,270,000 shares sold in the Company’s current private offering as of September 30, 2012 constituting approximately [8.06]% of the issued and outstanding shares of our Common Stock, (v) 100,000 shares issued upon the exercise of options by an option holder representing less than 1% of the issued and outstanding shares of our Common Stock and (vi) 25,000 shares in 2012 and 57,500 shares in 2011 issued for consulting services from unaffiliated parties, representing less than 1% of the issued and outstanding shares of our Common Stock.

In September 2011, we completed the required testing, validation and verification of our core processing methodology and laboratory equipment.

On June 15, 2011, we changed our name from “R & A Productions, Inc.” to “American CryoStem Corporation.” Simultaneously, our ticker symbol was changed from “RAPP” to “CRYO.” On June 15, 2011, ACS Global changed its name from “American CryoStem Corporation” to “ACS Global, Inc.” ACS Global’s ticker symbol on the pink sheets remains “AMCY.”

CORPORATE INFORMATION

Our principal executive offices are located at 1 Meridian Road, Eatontown, NJ 07724 and our telephone number is (732) 747-1007. We also lease and operate a tissue processing laboratory in Mount Laurel, New Jersey at the Burlington County College Science Incubator located on the Burlington County College Campus. Our website address is www.americancryostem.com.

AVAILABLE INFORMATION

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, as well as other documents. Copies of these reports are available, free of charge, on our website. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports can also be obtained from the SEC’s website at www.sec.gov. We make available through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the SEC. Such reports are available via a link from the Investors page on our website to a list of our reports on the SEC’s EDGAR website.

ITEM 1A. RISK FACTORS

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

We have a history of losses; there are doubts about our ability to continue as a going concern.
We have not achieved our planned principal operations and we are in the formative stage of operations. We have incurred negative cash flows since inception from our developmental activities, and at this time as well as for the foreseeable future will finance (until we can generate sufficient revenues, if ever, to cover expenses) our activities and overhead expenses through the issue and sale of debt or equity securities. The recoverability of the costs incurred by us to date is highly uncertain and is dependent upon achieving commercial production and sales of our services, of which no assurances can be given. Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in the development stage in the emerging industry that we hope to commence operations in.

We expect to incur increased operating expenses for the foreseeable future. The amount of net losses and the time required for us to reach and sustain profitability are uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a development stage business, including, but not limited to, uncertainty as to development and the time required for our planned services to become available in the marketplace. There can be no assurance that we will ever generate revenues or achieve profitability at all or on any substantial basis. These matters raise substantial doubt about our ability to continue as a going concern. If we cease or curtail our development activities, it is highly likely that you would lose your entire investment in our Company.

We will require substantial additional capital to pursue our business plan.
We have limited revenues and no income. We have financed our development activities since inception through the sale of securities. Our capital requirements will depend on many factors, including, among other things, the cost of developing our business and marketing activities, the efficacy and effectiveness of our proposed services, costs (whether or not foreseen), the length of time required to collect accounts receivable we may in the future generate, competing technological and market developments and acceptance. Changes in our proposed business or business plan could materially increase our capital requirements. We cannot assure you that our proposed plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than currently anticipated.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, our capital structure, our development stage, the lack of an active market for shares of our Common Stock, and our lack of profitability, all of which would impact the availability or cost of future financings. We cannot assure prospective investors that we will be able to obtain requisite financing in a timely fashion or at all and, if obtained, on acceptable terms. Our inability to obtain needed financing on acceptable terms would have a material adverse effect on the implementation of our proposed business plan.

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
The medical industry is subject to stringent regulation by a wide range of authorities. While we believe that, given our proposed business, we are not presently required to obtain regulatory approval to market our services because we do not (i) produce or market any clinical devices or other products, (ii) sell any products or services to the customer, we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained, whether for the stem cells and/or any other services that we are developing or may attempt to develop. Should such regulatory approval in the future be required, our services may be suspended or may not be able to be marketed and sold in the United States until we have completed the regulatory clearance process as and if implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.

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

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of September 30, 2012, there were 28,158,362 shares of Common Stock and no shares of preferred stock issued and outstanding. Our board of directors (the “Board”) has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the Board may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

Lack of liquidity.

The shares of our Common Stock trade sporadically, if at all, on the OTCQB under the symbol “CRYO.” Consequently, holders of our Common Stock may not be able to liquidate their investment in the event of an emergency or at any time. There can be no assurance that a robust market will ever develop for our Common Stock or, if developed, will continue or be sufficiently liquid to enable the shareholders to liquidate their investment in us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We currently rent office space at 1 Meridian Road, Eatontown, NJ 07724 for our corporate offices. Additionally we rent laboratory space at the Burlington County College Science Incubator 100 Technology Way, Mount Laurel NJ 08054.

Our laboratory facility consists of approximately 1300 square feet of leased space located in the science incubator on the Campus of the Burlington Community College located in Mount Laurel, NJ.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

 ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock was listed on the OTCBB under the symbol “RAPP” on November 12, 2010. In June 2011 we changed our name to American CryoStem Corporation and since June 15, 2011, our common stock has traded under the stock symbol “CRYO.” The following table shows the reported high and low closing bid prices per share for our common stock for each quarterly period since our common stock was first listed based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2011 Fiscal Year	High	Low
First Quarter	$0.70	$0.70
Second Quarter	$3.75	$0.25
Third Quarter	$3.75	$0.75
Fourth Quarter	$3.25	$0.28

2012 Fiscal Year	High	Low
First Quarter	$1.75	$0.50
Second Quarter	$1.35	$0.20
Third Quarter	$0.95	$0.15
Fourth Quarter	$0.58	$0.12

As of September 30, 2012 we had 28,158,362 shares of our common stock outstanding and the number of stockholders of record of our common stock was 102.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2012 we sold to certain accredited investors in a private offering, 1,558,000 shares of common stock at a purchase price of $0.50. The shares were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Regulation D and Rule 506 promulgated thereunder.

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

Overview of our Business

Tissue and Stem Cell Processing and Storage

Our principal line of business is the collection processing and storage of adipose (fat) tissue and adipose derived adult stem cells, permitting individuals to preserve their adipose tissue and adipose derived stem cells for potential future use in cell therapy.

We believe that we will be able to store adipose tissue and adipose derived stem cells for adults charging a fixed fee which includes the first year of storage fees. Thereafter, we intend to have clients be responsible for the payment of an annual storage fee. We believe that stem cells are currently being used in the emerging field of regenerative medicine globally and have the potential to become a multibillion dollar industry in the future. We further believe that stem cells have the potential to heal a substantial number of diseases and chronic conditions and that we will be able to provide a streamlined and affordable method to process and cryopreserve stem cells for autologous (self) use in humans for the emerging regenerative medicine market.

In September of 2011 we completed the required testing, validation and verification of our core processing methodology and laboratory equipment. The laboratory is located in the science incubator on the Campus of the Burlington Community College located in Mount Laurel, NJ.

On August 2, 2011, we were awarded US Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. This Patent was assigned to us by our Chief Scientist, Dr. David Moscatello in 2010 and was originally filed on October 4, 2006. We have continued to develop tools and cellular processing methods that have the potential to result in new products and services being offered for commercial sale and licensing at a future date. Our management cannot predict if a market for these products will develop and therefore cannot predict the potential impact these new products will have upon our revenue.

On April 5, 2012 the Company entered into a Collaboration Agreement with Protein Genomics, Inc (PGen) to test and develop new products combining certain intellectual property and patented products. Initially the Company provided PGEN with research materials and its patented cell culture media for testing with PGen’s proprietary patented products designed for the wound healing market. Initial testing has been completed and on September 1, 2012 the Company and PGen entered into a Memorandum of Understanding (MOU) to further develop products based upon the results of the initial collaboration. The terms of the MOU call for the creation of a new entity to be jointly owned by the Company and PGen for the joint development and ownership of any jointly developed intellectual property and to provide a separate vehicle to fund the additional scientific work. Protein Genomics, Inc is a private Company under the control of Burt Ensley, PhD, a member of the Company’s medical and scientific advisory board.

Plan of Operations

We have begun a direct marketing program focused on doctors and have an initial group of providers that we anticipate will offer our services to their patients. This marketing program has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This basic approach is the core of our marketing activities which we intend to expand using a combination of in-house sales personnel and independent channels. In addition, we anticipate engaging in a comprehensive integrated marketing campaign through various media such as the Internet, video, print, TV, radio and trade shows to initiate the education of medical professionals and their patients about our products and services and to promote awareness of our company and our products and services. The essence of this educational strategy is to reach the end-users as quickly as possible and to accelerate the adoption curve of our services. In addition, we plan to utilize outside marketing resources to attempt to increase the number of surgeons who are willing to offer our services to their patients.

The combination of a traditional sales approach supported by continuous marketing will be coordinated with the anticipated expansion of our laboratory processing capabilities. In preparation for our commercial operations, we doubled the laboratory space that we are leasing at the Burlington County College (“BCC”) science incubator.

We intend to pursue opportunities to generate revenue from the development of our intellectual property. This intellectual property also includes processing and testing methods developed in our laboratories that may be licensed to researchers and other companies currently researching and developing cellular therapies and regenerative medicine products. Management believes that as the adipose derived adult stem cell business continues to grow there is an opportunity to assist them in the development of our products and services through sale of our developed products, licensing of our processing and testing methods and potential collaborative development opportunities. Although our management intends to pursue these new lines of business, there can be no assurance that we will be able to generate additional revenue from these sources.

Cash Requirements

We will require additional capital to fund marketing, operational expansion, processing staff training, as well as for working capital. We are attempting to raise sufficient funds would enable us to satisfy our cash requirements for a period of the next twelve (12) to twenty-four (24) months. We have minimal long term debt and have been able to meet our past financial obligations on a current basis.

In order to finance further market development with the associated expansion of operational capabilities for the time period discussed above, However, we cannot assure you we can attract sufficient capital to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $326,188 during the fiscal year ended September 30, 2012 in professional fees (principally legal and accounting). In addition, we expended $304,273 for Research and Development for the period ended September 30, 2012 primarily on the continuing development and optimization of the Company’s patented cell culture medium products and the development of the new adipose tissue processing and storage services and materials.

Going Concern

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed stem cell business.

We have suffered recurring losses from operations since our inception. In addition, we have yet to generate an internal cash flow from our business operations or successfully raised the financing required to expand our business. As a result of these and other factors, our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

Commitments

As of the date of this annual report, our material capital commitments were (I) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities, (ii) an equipment lease in the amount of $71,050 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015, and (iii) the current lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, Each Laboratory lease requires a monthly payment of $1,650. The lease for each laboratory is renewable annually in December (Lab 110) and April (Lab 108).

In connection with the closing of the April 2011, Asset Purchase we assumed (i) an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. The current balance due is $72,475. The note matured on October 31, 2012 (ii) unsecured liabilities without interest of $139,812 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction, there is no due date associated with this liability.

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

RESULTS OF OPERATIONS –

Comparison of the Twelve Months Ended September 30, 2012 to the Year Ended September 30, 2011:

Revenue. Our total revenue was $21,364 for the 12 months ended September 30, 2012 exclusive of discontinued operations, compared to $4,995.00 for the same period ended September 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended September 30, 2012 were $1,004,050, as compared to SG&A of $1,302,553 for the 12 months ended September 30, 2011.

Net Income (Loss). Our net loss for the 12 months ended September 30, 2012 was $(2,364,259), which includes a non-cash loss of $1,329,480 recorded for the issuance of options during the period, compared to a net Loss of $(1,294,793) for the year ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES –

Liquidity and Financial Position

As shown in the accompanying financial statements, we incurred a net loss of $2,364,259 for the year ended September 30, 2012 which includes a non-cash loss of $1,329,480 recorded for the issuance of options during the period as compared to net loss of $1,294,793 for the previously fiscal period ended September 30, 2011. At the year ended September 30, 2012 our current assets were $4,039 and our total assets were $459,699 and our total liabilities were $483,957. Our liabilities exceeded its assets by $24,252.

Outlook To date we have worked with minimal capital and we remain in the early stages of marketing our services following the completion of the necessary scientific validation and verification work in September of 2011. We intend to accelerate our marketing strategies and expand our marketing efforts subject to available capital and the success of its sales strategies. We have also identified several additional products and services that are complimentary to the current services of collecting, processing and storage of adipose tissue and adipose derived stem cells.

We are also aggressively pursuing additional marketing opportunities in our target markets to further expand the delivery of our services to clients. These additional marketing programs are designed to provide a constant flow of clients interested in taking advantage of our services and the burgeoning cellular therapy and regenerative medicine market.

Liquidity and Capital Resources

We had a cash balance of $4,039 as of the date of this annual report. Our principal source of funds has been sales of our securities.

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

New Accounting Pronouncements

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for any indefinite-lived intangible asset impairment test performed on January 1, 2013 or later, although early adoption is permitted. Upon adoption of these changes, management plans to proceed directly to the two-step quantitative test for indefinite-lived intangible assets. As these changes should not affect the outcome of the impairment analysis of an indefinite-lived intangible asset, management has determined these changes will not have a material impact on the financial statements.

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

AUDITED FINANCIAL STATEMENTS AND SCHEDULES

SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

American CryoStem Corporation

Report of Independent Registered Public Accounting Firm

The Shareholders,

American CryoStem Corporation

We have audited the accompanying financial statements of American CryoStem Corporation, which comprise the balance sheet at September 30, 2012 and the related statements of operations, changes in shareholder equity, and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of the financial statements that are free from material misstatement, whether due to error or fraud.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financials statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American CryoStem Corporation as of September 30, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

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

Donahue Associates LLC

Monmouth Beach, New Jersey

January 15, 2013

American CryoStem Corporation

Balance Sheets

As of September 30, 2012 and 2011

ASSETS	30-Sep-12	30-Sep-11

Current assets:
Cash	$4,039	$107,330
Prepaid expense	0	18,062
Total current assets	4,039	125,392

Other assets:
Other deposit	5,000	0
Security deposits	5,800	3,300
Patent	126,273	98,913
Fixed assets- net	318,587	333,678

Total assets	$459,699	$561,283

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$240,530	$128,586
Capital lease payable	20,239	16,584
Total current liabilities	$260,769	$145,170

Note payable to shareholder	72,475	68,575
Capital lease payable	10,901	49,460
Payable to shareholder	139,812	134,812

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 26,475,662 shares at September 30, 2011 and 28,158,362 at September 30, 2012	$28,159	$26,476
Additional paid in capital	3,623,232	1,448,180
Accumulated deficit	(3,675,649)	(1,311,390)
Total shareholders’ equity	(24,258)	163,266

Total Liabilities & Shareholders’ Deficit	$459,699	$561,283

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

For the Years Ended September 30, 2012 and 2011

	30-Sep-12	30-Sep-11

Net sales revenue	$21,364	$4,995
Cost of sales	(658)	(1,410)
Gross margin on sales	$20,706	$3,585

General and administrative expenses:
Professional fees	$326,188	$324,465
Research & development	304,273	176,836
Administration	1,743,949	793,133
Total general & administrative expenses	2,374,410	1,294,434

Net loss from operations	$(2,353,704)	$(1,290,849)

Other income (expenses):
Interest income	2	774
Interest expense	(10,557)	(4,718)

Net loss before provision for income taxes	$(2,364,259)	$(1,294,793)

Provision for income taxes	0	0

Loss before discontinued operations	$(2,364,259)	$(1,294,793)

Discontinued operations (net of tax)	0	4,298

Net loss	$(2,364,259)	$(1,290,495)

Basic & fully diluted net loss per common share:
Net gain (loss) - continuing operations	$(0.04)	$(0.09)
Net gain (loss)- discontinued operations	0.00	0.00
Basic & fully diluted net loss per common share	$(0.04)	$(0.09)

Weighted average of common shares outstanding:
Basic & fully diluted	27,383,587	14,893,895

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

For the Years Ended September 30, 2012 and 2011

	30-Sep-12	30-Sep-11
Operating Activities:
Net loss	$(2,364,259)	$(1,290,495)
Adjustments to reconcile net income items not requiring the use of cash:
Labor & salaries	1,397,735	363,751
Impairment expense	0	65,359
Interest expense	3,900	0
Depreciation expense	35,271	14,788
Changes in other operating assets and liabilities :
Prepaid expense	18,062	(18,062)
Other deposit	(5,000)	0
Accounts payable and accrued expenses	111,944	44,431
Net cash used by operations	$(802,347)	$(820,228)

Investing activities:
Patents & trademarks	$(27,360)	$(46,294)
Security deposits	(2,500)	0
Purchase of equipment	(20,180)	(83,924)
Net cash used by investing activities	(50,040)	(130,218)

Financing activities:
Issuance of common stock	$779,000	$1,286,000
Sale of treasury stock	0	(355,000)
Payment of capital lease	(34,904)	(9,546)
Note payable to shareholder	0	134,812
Payable to shareholder	5,000	0
Net cash provided by financing activities	749,096	1,056,266

Net increase (decrease) in cash	$(103,291)	$105,820

Cash balance at beginning of the fiscal year	107,330	1,510

Cash balance at September 30th	$4,039	$107,330

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$6,657	$4,718
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

American CryoStem Corporation

Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2012 and 2011

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Equity

Balance at September 30, 2010	5,552,764	$5,553	$75,740	$(20,895)	$60,398

Issuance of common stock	2,572,000	2,572	1,283,428		1,286,000

Sale of treasury stock	(3,376,902)	(3,377)	(351,623)		(355,000)

Purchase of AMCY	21,000,000	21,000	77,612		98,612

Issued shares for services	727,500	728	363,023		363,751

Net loss				(1,290,495)	(1,290,495)

Balance at September 30, 2011	26,475,362	$26,476	$1,448,180	$(1,311,390)	$163,266

Issuance of common stock	1,558,000	1,558	777,442		779,000

Shares issued to pay invoice	25,000	25	12,475		12,500

Options exercised	100,000	100			100

Issuance of options			1,329,480		1,329,480

Net loss				(2,364,259)	(2,364,259)

Balance at September 30, 2012	28,158,362	$28,159	$3,567,577	$(3,633,796)	$(24,258)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Financial Statements

For the Years Ended September 30, 2012 and 2011

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

Fixed Assets – Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is estimated as follows:

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2011 are subject to IRS audit.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for any indefinite-lived intangible asset impairment test performed on January 1, 2013 or later, although early adoption is permitted. Upon adoption of these changes, management plans to proceed directly to the two-step quantitative test for indefinite-lived intangible assets. As these changes should not affect the outcome of the impairment analysis of an indefinite-lived intangible asset, management has determined these changes will not have a material impact on the financial statements.

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

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $2,065,000 under SEC Rule 506 during the years ended September 30, 2012 and September 30, 2011.

The Company plans to continue to fund its operations through capital fundraising activities in 2013 until the new commercial facilities generate sufficient revenue to support its operations.

Note 3. Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. The Company issued options to purchase 3,000,000 shares of common stock during fiscal year 2012 however, the effects of the options are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

Net loss per share is computed as follows:

	30-Sep-12	30-Sep-11

Net gain (loss) - continuing operations	$(1,004,050)	$(1,294,793)
Net gain (loss)- discontinued operations	$0	$4,298

Weighted average shares outstanding	27,383,587	14,893,895

Basic & fully diluted net loss per common share:
Net gain (loss) - continuing operations	$(0.04)	$(0.09)
Net gain (loss)- discontinued operations	$0.00	$0.00
Basic & fully diluted net loss per common share	$(0.04)	$(0.09)

Note 4. Fixed Assets

The fixed assets accounts of the Company are comprised as follows.

	30-Sep-12	30-Sep-11

Office equipment	$26,638	$16,106
Lab furniture	642	642
Lab equipment	246,407	219,414
Lab software	123,000	110,000
Accumulated depreciation	(78,100)	(12,484)

Fixed assets- net	$318,587	$333,678

Lab equipment includes the leasing of equipment valued at $71,050. Depreciation expense on this leased asset for the year ended September 30, 2012 was $12,571 for fiscal year 2012 and $5,040 for fiscal year 2011.

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

Note 6. Note Payable

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed. The note is for $65,000 and carries an interest rate of 6% and is due in October 2012. The note plus accrued interest on the note was $72,475 at September 30, 2012 and $68,575 at September 30, 2011.

Note 7. Income Taxes

Provision for income taxes is comprised of the following:

	30-Sep-12	30-Sep-11

Net loss before provision for income taxes	$(2,322,406)	$(1,294,793)

Current tax expense:
Federal	$0	$0
State	0	0
Total	0	0

Less deferred tax benefit:
Tax loss carryforwards	(834,796)	(557,959)
Allowance for recoverability	834,796	557,959
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$834,796	$557,959
Allowance for recoverability	(834,796)	(557,959)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2031 and 2032 and may not be recoverable upon the purchase of the Company under current IRS statutes.

Note 8. Commitments & Contingencies

Operating Leases - The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. Each lease is for a term of one year with a monthly rent of $1,650 per laboratory.

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2013	$22,440
2014	22,440
2015	11,220

Total minimum lease payments	$56,100

Less amounts representing interest	(6,639)

Present value of net minimum lease payments	$49,461

Note 9. Common Stock and Options Transactions

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

During the year ended September 30, 2011, the Company issued 727,500 shares of common stock for services rendered at a cost of $363,751.

During fiscal year ended September 30, 2012, the Company issued 1,558,000 shares of common stock and received proceeds of $779,000.

In addition, an option holder exercised 100,000 options and the Company received proceeds of $100.

During fiscal year ended September 30, 2012, the Company issued 25,000 shares of common stock to pay an invoice totaling $12,500.

During fiscal year 2012, the Company issued 3,000,000 options with an average exercise price of $0.125. The Company recorded compensation expense of $1,385,135 as a result of the issue.

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the option value at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model with the following assumptions:

Dividend yield	0.00%
Risk free interest rate	0.50%
Volatility	68.04%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at September 30, 2012:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity

Outstanding at September 30, 2011	0

Issues	3,000,000
Exercises	0
Expires	0

Outstanding at September 30, 2012	3,000,000	$0.14	4.80

Note. Fair Values of Financial Instruments

Fair Value Measurements under generally accepted accounting principles clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy as follows.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Cash, prepaid expense, other deposit, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2012 and September 30, 2011.

Note 11. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

Note 12. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of September 30, 2012.

Note 13. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2012 through the date of this report and found no material subsequent events reportable during this period.

For MDA:

American Cryo

30-Sep-11

Analytical Review

	30-Sep-12	30-Sep-11

Professionals	326,188	324,465

R&D	304,273	176,836

Advertising & promotion	17,536	111,713
Automobile	5,019	5,776
Bank fees	1,016	447
Business meetings	4,772	1,658
Consulting	113,473	160,500
Depreciation	35,271	14,788
Dues & subscriptions	1,663	2,600
Impairment expense	0	65,359
Insurance	27,420	17,987
Travel & meals	21,608	20,695
Administration	49,126	16,635
Labor & salaries	1,412,635	352,659
Rent	40,686	16,545
Postage	4,960	497
Telephone	5,419	4,647
Web site maintenance	3,345	627

Total	2,374,410	793,133

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

As of September 30, 2012, our Chief Executive Officer and our Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our Treasurer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the SEC in Release No. 34-559239. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies.

ITEM 9B OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names of the Company’s current officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position(s)
John Arnone	55	President, CEO and Chairman of the Board
Anthony Dudzinski	50	COO, Treasurer, Secretary and Director

John S. Arnone

Mr. Arnone has served as our President, CEO and Chairman of our Board of Directors since April 2011. Mr. Arnone has also served since February 2009 and continues to serve as a director and the Secretary of ACS Global, Inc. our majority shareholder. Prior to 2009 Mr. Arnone spent the last 25 years in the investment banking/financial consulting industry as an investment banker, management consultant and a hands-on investor specializing in strategic planning, corporate structure, administration and new business development. Over a period of 20 years, Mr. Arnone founded and managed two general securities broker-dealers based in New York. Mr. Arnone also co-founded and operated a global entertainment distribution corporation with 120 employees that under Mr. Arnone’s guidance was voted medium wholesaler of the year in the music industry (1997, 1998 and 2000) by the National Association of Recording Merchants. Mr. Arnone has provided advisory and business management services as a founder, officer, director and/or shareholder to both mid-level and development stage private and public companies. Mr. Arnone holds a degree in Business Administration and a BA in Economics from Kean University in New Jersey.

Anthony F. Dudzinski
Mr. Dudzinski has served as our COO, Treasurer and Secretary and as a member of our Board of Directors since April 2011. Mr. Dudzinski has also served since [February 2009] and continues to serve as a director and the President and Secretary of ACS Global, Inc. our majority shareholder. Mr. Dudzinski has more than 25 years of experience in a variety of areas of senior management with a variety of both public and private companies. Mr. Dudzinski’s past positions include chief executive officer, president, chief operating officer and director of small and medium-size organizations including a publicly traded company with approximately 300 employees and president and chief operating officer of a privately operated broker-dealer with more than 175 sales associates. In addition to this experience Mr. Dudzinski was a founder and chief executive officer of a number of publicly available exchange traded funds, and the founder, chairman and chief operating officer of a target date fund complex and a Registered Investment Company.

Employment Agreements

We currently do not have any employment agreements in place with our officers or significant employees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2012 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name and Title	Form	Transactions

John S. Arnone, President and Chief Executive Officer	4	Mr. Arnone failed to file a Form 4 covering options to purchase common stock granted to him on September 4, 2012.

Anthony Dudzinski, Chief Financial Officer	4	Mr. Dudzinski failed to file a Form 4 covering options to purchase common stock granted to him on September 4, 2012.

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

Nominating Procedures

We have not adopted any procedures by which our security holders may recommend nominees to our board of directors

CODE OF ETHICS

We have not adopted a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects all compensation awarded to or earned by our Chief Executive Officer and our Chief Financial Officer (collectively referred to in this discussion as the “named executive officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)		Total ($)
John S. Arnone	2012	18,000	—	—	[408,829	]	426,826
President and Chief Executive Officer	2011	21,082	—	—	—		21,082

Anthony Dudzinski	2012	19,650	—	—	[265,501	]	285,151
Chief Financial Officer	2011	28,000	—	—	—		28,000

(1)	This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts represent the accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2012 are described in the Notes to our financial statements for the fiscal year ended September 30, 2012.

Compensation of Officers

During 2012 Mr. Arnone received $18,000 and Mr. Dudzinski $19,650. We do not anticipate beginning to pay additional salaries until we have adequate funds to do so.

Compensation of Directors

We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards to our named executive officers during 2012.

	Option awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date
John S. Arnone	880,000	—	880,000	0.15	[9/04/2017]
Anthony Dudzinski	580,000	—	580,000	0.15	[9/04/2017]

Option Plans

On September 18, 2011 our Board of Directors approved the “American CryoStem Corporation Incentive Stock Option Plan” (the “Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 3,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). Our current Board of Directors serves as the Committee. The Plan further provides for the Committee to set the terms of any Options granted at the time of the grant and terminates ten years for its effective date and is subject to final shareholder approval. During fiscal 2012 the Company issued 3,000,000 options with an average weighted exercise price of $0.14 per share. During fiscal 2012 100,000 options were exercised by a non-affiliate of the Company at an exercise price of $0.001 per share.

On September 18, 2011 our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The plan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2012.

EMPLOYMENT AGREEMENTS

There are no employment agreements in place at the year ended September 30, 2012.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the shares of our Common Stock by: (i) each person who, to our knowledge, beneficially owns 5% or more of the shares of Common Stock and (ii) each of our directors and officers. As of December [31], 2012, there were [28,033,362] shares of Common Stock issued and outstanding.

Name	Shares beneficially owned (1)	Percentage beneficially owned

Directors and Officers (2)
John Arnone (3)	21,880,000	77.70%
Anthony Dudzinski (4)	21,580,000	76.63%

5% or Greater Beneficial Owners
ACS Global, Inc.	21,000,000	74.57%

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

(2) Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 1 Meridian Road, Eatontown, NJ 07724.

(3) Mr. Arnone presently owns 14,250,000 shares of common stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 35.8% percent of the ACS Global common stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares. Mr. Arnone also holds 880,000 options to purchase the Company’s common shares which expire September 4, 2017.

(4) Mr. Dudzinski presently owns 2,020,000 shares of ACS Global common stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 19.16% percent of the ACS Global common stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares. Mr. Dudzinski also holds 580,000 options to purchase the Company’s common shares which expire September 4, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of September 30, 2012:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	3,000,000	$0.14	0
Total	3,000,000	—	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (formerly known as American CryoStem Corporation) a Nevada corporation (“ACS Global”), in exchange for 21,000,000 shares of our common stock. At the time of the acquisition, John Arnone, our Chairman of the Board, CEO and President was a director and the secretary of ACS Global and Anthony Dudzinski, one of our directors and our Chief Operating Officer, Treasurer and Secretary was a director, president and secretary of ACS Global. In addition, Mr. Arnone owns 14,250,000 shares of common stock of ACS Global and had the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him and Mr. Dudzinski owns 2,020,000 shares of ACS Global common stock and had the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, assuming the conversion of such preferred stock, Mr. Arnone and Mr. Dudzinski would have been deemed to be the beneficial owners of approximately 35.8% and 19.2% of the common stock of ACS Global, respectively. Further, Mr. Arnone and Mr. Dudzinski, as control persons of ACS Global may be deemed to beneficially own the 21,000,000 shares of our Common Stock issued to ACS Global in the acquisition. Each of Mr. Arnone and Mr. Dudzinski disclaim such beneficial ownership.

The amount of debt that we assumed in the acquisition was $[68,575], of which as of September 30, 2012, $[72,475] remained outstanding. The interest rate on such debt is [6] % per annum.

Mr. Arnone remains a director, and secretary of ACS Global and Mr. Dudzinski remains as a director and president and treasurer of ACS Global.

Director Independence

Using the definition of “independent” set forth in the rules of The Nasdaq Stock Market, we have determined that neither John Arnone or Anthony Dudzinski are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Donahue Associates, for professional services rendered for the audit of our annual financial statements for fiscal year ended September 30, 2012 were $10,000 and $10,000 for the fiscal year ended September 2011.

AUDIT-RELATED FEES

There were no other fees billed by Donahue Associates, LLC for professional services rendered, other than as stated under the captions Audit Fees.

TAX FEES

There were no other fees billed Donahue Associates, LLC for professional services rendered, other than as stated under the captions Audit Fees.

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

(2)   Financial Statement Schedules

There are no financial statement schedules included in this annual report.

(3)The exhibits listed below are filed as part of this annual report.

Number	Exhibit
2.1	Asset Purchase and Redemption Agreement, dated April 20, 2011 by and among R&A Productions, Inc., American CryoStem Corporation, American CryoStem Acquisition Corporation and Hector Medina
3.1(a)	Amended and Restated Articles of Incorporation (1)
3.1(b)	Amendment to Articles of Incorporation (2)
3.2	Amended and Restated By-laws (2)
4.1	Stock Specimen (3)
10.1	American CryoStem Corporation Incentive Stock Option Plan
10.2	Annual Bonus Performance Plan for Executive Officers
10.3	Lease Agreement for Corporate Office
10.4	Lease Agreement for Laboratory Space
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 15, 2011
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on April 27, 2011
(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 filed on February 16, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 14, 2012	American CryoStem Corporation. (Registrant)

	By:	/s/ John S. Arnone
John S Arnone
President, CEO and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 14, 2012	/s/ John S. Arnone
John S. Arnone, President, CEO and Chairman of the Board (principal executive officer, principal financial and accounting officer)

January 14, 2012	/s/ Anthony Dudzinski
Anthony Dudzinski, COO, Treasurer, Secretary and Director

