Form 10-Q
period 2012-12-31
AMERICAN CRYOSTEM Corp
filed 2013-02-22
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

As of February 18, 2013, there were 28,819,219 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

1

American CryoStem Corporation

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2012 AND 2011

2

American CryoStem Corporation

Table of Contents

Page

Balance Sheets	4

Statements of Operations	5

Statement of Cash Flows	6

Statement of Changes in Shareholders’ Equity	7

Notes to the Financial Statements	8 - 13

American CryoStem Corporation

Balance Sheets

As of December 31, 2012 and 2011

	Dec 31, 2012	Dec 31, 2011

ASSETS

Current assets:
Cash	$30,114	$6,903
Trade Accounts Receivable	—	4,975
Prepaid Expenses	—	9,512

Total current assets	30,114	21,390

Property and Equipment (Net of Accumulated Depreciation)	309,036	329,320

Other Assets	141,043	114,504

Total Assets	$480,193	$465,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$223,855	$136,927
Capital Lease Payable	20,239	16,584
Total current liabilities	244,094	153,511

Long-Term Liabilities
Convertible Notes Payable	206,500	—
Note payable to shareholder	73,450	69,550
Capital Lease Payable	5,291	46,796
Payable to Shareholder	140,535	134,812

Shareholders’ equity:
Common stock ($.001 par value, 28,298,362 shares issued and outstanding at December 30, 2012, and 26,897,362 shares issued and outstanding at December 30, 2011; 300,000,000 shares authorized)	28,299	26,898
Additional paid in capital	3,672,092	1,658,758
Accumulated deficit	(3,890,068)	(1,625,111)
Total shareholders’ equity	(189,677)	60,545

Total Liabilities & Shareholders’ Equity	$480,193	$465,214

See Notes to Financial Statements

American CryoStem Corporation

Statements of Operations

For the Three Months Ended December 31, 2012 and 2011

	Dec 31, 2012	Dec 31, 2011

Sales	$—	$9,951

Operating Expenses:
Professional Fees	80,815	77,657
Research & Development	49,174	77,257
Administration	82,305	164,783

Total Operating Expenses	212,294	319,697

Net Loss from Operations	(212,294)	(309,746)

Other Income (Expense)	(2,125)	(3,975)

Net Loss	$(214,419)	$(313,721)

Basic & fully diluted net earnings (loss) per common share	$(.008)	$(.012)

Weighted average of common shares outstanding: Basic & fully diluted	28,197,922	26,690,971

See Notes to Financial Statements

American CryoStem Corporation

Statement of Cash Flows

For the Three Months Ended December 31, 2012 and 2011

	Dec 31, 2012	Dec 31, 2011

Operating Activities:
Net loss	$(214,419)	$(313,721)

Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	9,551	9,358
Accrued Interest	975	975
Changes in other operating assets and liabilities
Accounts Receivable	—	(4,975)
Prepaid Expenses	—	8,549
Accounts Payable and accrued expenses	(16,675)	8,341
Net cash used by operations	(220,568)	(291,473)

Investing activities:
Purchase of equipment	—	(5,000)
Purchase of other assets	(3,970)	(12,290)
Net cash used by investing activities	(3,970)	(17,290)

Financing activities:
Issuance of convertible noted	206,500	—
Issuance of common stock	49,000	211,000
Loan from shareholder	723
Payment of Capital Lease	(5,610)	(2,664)
Net cash provided by financing activities	250,613	208,336

Net increase (decrease) in cash during the period	26,075	(100,427)

Cash Balance, Beginning of Period	4,039	107,330

Cash balance, End of Period	$30,114	$6,903

Supplemental disclosures of cash flow information:
Interest Paid	—	$3,001
Income Taxes Paid	—	$—

See Notes to Financial Statements

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2012

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance at September 30, 2012	28,158,362	$28,159	$3,623,232	$(3,675.649)	$(24,258)

Convertible Notes converted to Common Stock	140,000	140	48,860		49,000

Net Loss				(214,419)	(214,419)

Balance at December 30, 2012	28,298,362	$28,299	$3,672,092	$(3,890,068)	$(189,677)

See Notes to Financial Statements

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2012 and 2011

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

Equipment - Equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is estimated as follows:

Office equipment	5 years
Lab equipment & Furniture	7years
Lab software	5 years
Leasehold improvements	15 years

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

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2011 are subject to IRS audit.

Recent Accounting Pronouncements:

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

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $255,500 under SEC Rule 506 for the quarter ended December 31, 2012.

The Company plans to continue to fund its operations through capital fundraising activities in 2013 until the new commercial facilities generate sufficient revenue to support its operations.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 3. Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years.

Net loss per share is computed as follows:

	Dec 31, 2012	Dec 31, 2011

Net Loss	$(214,419)	(313,721)

Weighted average shares outstanding	28,197,922	26,690,971
Basic & fully diluted net earnings (loss) per common share	$(0.008)	$(0.012)

NOTE 4. Property and Equipment

Property and Equipment is comprised of the following:

	December 31, 2012	December 30, 2011

Office Equipment	$23,987	$23,987
Lab Furniture	642	642
Lab Equipment	241,303	236,773
Lab Software	123,000	115,000
Leasehold Improvements	7,754	5,104
	396,686	381,506
Less: Accumulated Depreciation	(87,650)	(52,186)

Net Property and Equipment	$309,036	$329,320

NOTE 5. Patent

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications.

NOTE 6. Note(s) Payable

During the quarter ended December 31, 2012 the company issued a principal amount of $255,500 of 8% Convertible Notes due September 30, 2014 and received proceeds of $255,500. The notes are convertible into restricted shares of the Company’s common stock at any time until maturity by the holder at $0.35 per share. The Company may also prepay the notes at any time upon at least 30 days written notice to the holder(s) either in whole or in part. Upon any prepayment by the Company of the convertible notes the Company shall issue to the holder a warrant to purchase 250 shares of common stock for each $1,000 of principal prepaid. Each warrant issued upon prepayment shall have an exercise price of $0.35 per share of common stock and shall be exercisable for a period of two years from the date of the prepayment.

Certain purchasers of the convertible notes elected to convert a principal amount of $49,000 resulting in the issuance of 140,000 restricted shares of the company’s common stock.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 6. Note(s) Payable (continued)

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed. The note is for $65,000 and carries an interest rate of 6% and is due in October 2012. The note plus accrued interest on the note was $73,450 and $69,550 at December 31, 2012 and 2011, respectively.

The Company has an unsecured liability without interest of $140,535 due to ACS Global, the majority shareholder of the Company, for certain expenses paid by ACS Global in connection with the asset purchase transaction of April 2011. There is no maturity date associated with this liability.

NOTE 7. Commitments & Contingencies

Operating Leases - The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. Each lease is for a term of one year with a monthly rent of $1,650 per laboratory. The total rent for laboratory facilities for the three months ended December 31, 2012 was $9,900.

The Company has an operating lease for its office facilities at One Meridian Road in Eatontown, New Jersey. The lease is for a term of three years with a monthly rent of $2,500. The total rent for office facilities for the three months ended December 31, 2012 was $7,500.

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2013	16,830
2014	22,440
2015	11,220

Total minimum lease payments	$50,490

Less amounts representing interest	(5,975)

Present value of net minimum lease payments	$44,515

NOTE 8. Common Stock and Option Transactions

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

On April 20, 2011, the Company issued 21,000,000 shares of common stock to purchase substantially all the assets and liabilities of ACS. Upon issuance of these shares, ACS became the majority shareholder of the Company. The assets and liabilities acquired in the transaction were valued at $98,612.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 8. Common Stock and Option Transactions (continued)

During the year ended September 30, 2011, the Company issued 2,572,000 shares of common stock and received net proceeds of $1,286,000.

During the year ended September 30, 2011, the Company issued 57,500 shares of common stock for services rendered at a cost of $28,751.

During the fiscal year ended September 30, 2012, the Company issued 1,558,000 shares of common stock and received proceeds of $779,000.

During the fiscal year ended September 30, 2012, an option holder exercised 100,000 options and the company received proceeds of $100.

During the fiscal year ended September 30, 2012, the Company issued 25,000 shares of common stock to pay an invoice totaling $12,500.

During the fiscal year ended September 30, 2012, the Company issued 3,000,000 options with an average exercise price of $0.125. The company recorded compensation expense of $1,385,135 as a result of the issue.

During the quarter ended December 31, 2012 the Company issued 140,000 common shares in connection with the conversion by the holders of $49,000 principal amount of its 8% unsecured Convertible notes.

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

Dividend yield	0.00%
Risk free interest rate	0.50%
Volatility	68.04%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at December 30, 2012:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity

Outstanding at September 30, 2012	2,900,000

Issues	0
Exercises	0
Expires	0

Outstanding at December 31, 2012	2,900,000	$0.14	4.80

During the three months ended December 31, 2012, the Company issued 140,000 shares of common stock for convertible notes valued at $49,000.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 9. Fair Values of Financial Instruments

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at December 31, 2012.

NOTE 10. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

NOTE 11. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of December 31, 2012 and the date of these financial statements.

NOTE 12. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2012 through the date of this report and found no material subsequent events reportable during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the Securities and Exchange Commission (the “SEC”), reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,”“anticipate,”“intend,”“plan,”“believe,”“seek,”“estimate,”“project,”“forecast,”“may,”“should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

Background

We were incorporated in the State of Nevada on March 13, 2009. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Holdings, Inc. (“ACS”) in exchange for our issuance of 21,000,000 shares of our common stock, par value $0.001 per share, to ACS (the “Asset Purchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 27, 2011 disclosing the Asset Purchase and certain related matters including, but not limited to, the appointment of our present officers and directors as well as the resignation by the former chief executive officer and sole director. Our fiscal year ends September 30 of each calendar year.

Overview

American CryoStem Corporation, which we refer to as we, us, our and our Company, is a life sciences and biotechnology company that creates and markets products and services for the cosmetic and regenerative medicine market with a focus on IP development, and the processing and storage of adipose tissue adipose derived regenerative cells for cosmetic use and future use in regenerative medicine. Our products and services provide a current clinical solution for the development of new cosmetic procedures and regenerative cell applications. We also have developed methods for the collection, processing and storage of these materials so that they are immediately available when needed.

Our principal commercial operations are the collection, processing, storage and application development of adipose (fat) tissue and adipose derived adult regenerative cells. Our ongoing application development efforts have resulted in the recent launch of our ATGRAFT™ product for cosmetic and plastic surgeons in support of cutting edge multi layer and multi procedure cosmetic treatments. Consumers participating through our enrolled physician network can preserve their tissue and adult stem cells for current and potential future use in cosmetic and plastic surgery procedures. Consumers and physicians can elect to create individualized cellular based products and regenerative cell therapy services from any stored materials. We offer services to consumers through cosmetic and plastic surgeons and to the professional research and development community for product and application development. Additionally we provide contract manufacturing utilizing our core technologies to produce unique products such as Autokine-CM, the key ingredient in the U Autologous line of skin care products produced and marketed by Personal Cell Sciences, a private company founded by our Chairman and CEO, John Arnone.

Included in our marketed products are a number of patented and patent pending laboratory products and services provided through our clinical tissue processing and stem cell and tissue storage facility. The products and services are based upon our validated core processing and storage methodologies and are marketed to a variety of end users including research institutions, co-development partners and other biotechnology and consumer healthcare product manufacturers.

We continue the development our intellectual property portfolio to expand our growing pipeline of products and services for the life science, biotech and physician markets. We offer these products and services under the brand name ACS Laboratory Services through our www.acslaboratories.com website.

Our management believes that in the near-term, our services may be centered on the storage of adipose tissue collected from a customer during liposuction for future cosmetic and reconstructive procedures. Applications include the use of processed adipose tissue and stem cells as biocompatible fillers in cosmetic and reconstructive surgery of the face, hands, breasts and buttocks. The Company also continues development of additional services including adipose derived regenerative cells processing, cellular treatment applications and material storage. Development of applications are based on a large and growing body of published medical research and clinical studies that indicate that adipose derived stem cells can be used to support tissue repair and cell therapies to expedite healing of wounds, physical trauma, burns, joints, bone, muscle, tendons and ligaments. This research also indicates that the effects of diseases such as cardiovascular disease, cancer, stroke, central nervous disorders and diabetes may be alleviated through the application of adipose derived regenerative cells.

Products and Services

Our business remains in its formative stage and to date has generated minimal revenue, however, subject to, among other factors, obtaining the requisite financing, management anticipates that we will be able to provide the following services:

•	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to our FDA registered laboratory
•	Processing the tissue in the laboratory for immediate storage or to separate the component parts of an individual’s adipose tissue, which includes the stem cells and other regenerative cells
•	Cryopreserving adipose tissue and/or adipose derived stem cells for immediate use or long term storage
•	Provide testing services for physicians performing in-office procedures and tissue processing
•	Contract manufacturing services to cosmetic and biotechnology cellular application developers
•	Sale or licensing of our patented stem cell culture and differentiation medium to researchers and product developers

At our clinically validated, FDA registered laboratory we initially prepare all adipose tissue, stromal vascular fraction and adipose derived stem cell samples and cryopreserve them in their raw form without bio-generation, or the addition of biomarkers or other materials. This method of processing and storage permits the samples to be used as personal genetically matched raw materials for the future production of products, regenerative treatments, or their current use in tissue grafts and cosmetic products. Management believes that the autologous or self use of these biocompatible materials may make such tissue and regenerative cells suitable for physician administered treatments and services. The biomedical use of regenerative cells to treat disease and injury, enhance cosmetic surgery, and provide other regenerative cellular treatments in a physician’s office as well as in existing and planned hospitals and clinics creating significant economic opportunities for the physician and regenerative medicine solutions for the consumer. Management believes that affordably preserving adipose tissue and regenerative cells derived from adipose tissue can provide a user with the opportunity to safely take advantage of the emerging field of regenerative medicine, i.e., healing the body using one’s own tissues and stem cells.

Storage Services

The adipose tissue we receive for processing and cryopreservation is stored using a proprietary cryopreservation solution (medium) in our Mount Laurel, New Jersey laboratory facility. This proprietary solution is comprised of pharmaceutical grade materials that are approved by the FDA for human injection. We believe that the use of this storage medium as a cryoprotectant qualifies the processed samples for exemption under section 361 of the PHS Act.

Management currently believes that we will be able to collect, process and store adipose tissue and adipose derived regenerative cells for adults for an initial fee ranging from $750 to $2500. Our pricing model is based upon the stored volume of tissue, SVF or cellular samples and the storage configuration (raw fat, SVF, or mesenchymal cells) and the testing services required. Cellular samples are configured by cell type, purity and cell density. During the initial stages of our marketing program with new physician providers and new collection facilities we may from time to time offer discounts from the list price. We may also offer wholesale pricing to contract manufacturing clients, collaboration partners, and white label partners. Thereafter, it is intended that at the expiration of any discount program that each storage client will be responsible for the payment of an annual minimum storage fee, initially priced at $200.00 per year. The storage fees charged are based upon the type of material stored, the total volume, and the storage configuration.

Wound Healing Market

During 2012 we entered into a Collaboration Agreement with Protein Genomics, Inc. (PGen) to test and develop new products combining certain intellectual property and patented products. We have provided PGen with research materials and our patented cell culture media for testing with PGen’s patented products designed for the wound healing market. Initial testing has been completed and on September 1, 2012 we entered into a Memorandum of Understanding (MOU) with PGen to further develop products based upon the results of the initial collaboration.

Management intends to pursue additional Collaborative and Partnering opportunities as a strategic method to expand the distribution of its patented products, services, technologies and expertise in the clinical processing of adult adipose tissue for autologous (self) use and Adipose Derived Regenerative Cells. Management believes that as the pace of clinical trial results and other scientific publications advances that new opportunities to leverage its existing products, services and Intellectual Property portfolio may also increase.

Product Development

We are continuing to expand our products and services based upon our intellectual property portfolio and projects in the pipeline. Our initial patent was granted on August 6, 2011 for our adipose stromal cell culture media and differentiation media. We have filed multiple patent applications for our products and methods including:

•	ACSelerate-SF (animal serum free) and ACSelerate-LS (low dose bovine serum) Adipose stromal cell culture and differentiation medium in clinical and research grades
•	The CELLECT™ collection and tracking system for collecting tissue and cellular samples
•	Adipose tissue, stromal vascular fraction (SVF) and adipose derived mesenchymal cell processing, expansion and differentiation
•	Storage preparation methods for adipose tissue, stromal vascular fraction (SVF), adipose derived cellular samples,
•	Testing and quality management methods, systems, data collection and maintenance
•	Cryoprotectant for the storage of adipose tissue samples
•	The ATGRAFT™ service for the collection, preparation, storage and retrieval of adipose tissue for cosmetic and plastic surgery biocompatible fillers.

We believe that the combination of our validated cellular processing capabilities and patented products give us an economical platform to develop and produce cellular therapy applications for injection or intravenous therapy, topical applications, burn and wound healing, joint repair, disease treatments and cosmetics. The clinical methods and products we have developed are designed to, in the future permit a variety of treatments for any patient with their own genetically matched raw materials which have shown to be safe and effective in a variety of applications in published early stage clinical trial results and application studies.

We have implemented a strategic approach to developing and launching new products that we believe can produce near term cash flow, residual revenue, and complimentary scientific data. We focus on products, services and applications that require little or no regulatory approval. These products and services include adipose tissue and stem cell sample processing and storage as a form of personal “bio-insurance”, adipose tissue (fat) storage for cosmetic fat engraftment procedures as well as for the creation of topical applications and ingredients used by other companies in the wound healing and cosmetic industries.

Our cellular processing and storage services have been developed under the CELLECT™ trademark. Our adipose tissue storage services are marketed under the ATGRAFT™ trademark. These services are an end-to-end clinical solution for the collection, testing, processing, tracking and delivery of one or more tissue or cellular samples for any individual. Stored tissue may currently be retrieved for (a) immediate use in cosmetic engraftment, (b) future use in cosmetic engraftment, (c) further processing and delivery of a cellular sample for future use in topical or orthopedic applications or (d) processing and cellular expansion for future direct or intravenous injection of the adipose derived stem cells for disease management and treatment.

We anticipate revenue generation for our CELLECT™ services from the initial collection and storage procedure, and all future processing or expansion of stored tissue samples. Based upon the initial collection volume from the patient and intended use, we can create and store multiple tissue and cellular samples for a lifetime of customer use thereby allowing the individual to “lock-in” their current cellular age and generate additional revenue for each individual tissue or cellular sample retrieval. Our tissue collection, processing and storage services are marketed through physicians and our main website, www.americancryostem.com.

On June 7, 2012 we filed a provisional patent application titled “Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipoaspirates to Physician for Autologous Adipose Transfer Procedures (US Serial No. 61/656,837) covering our methods and materials developed for the Company’s ATGRAFT™ adipose tissue collection, proprietary cryoprotectant, adipose tissue processing and storage, retrieval and secondary processing services.

We also anticipate revenue generation from the sale of our internally developed ACSelerate™ proprietary cell culture and differentiation medium products and the sale or licensing of our internally validated standard operating procedures. Our laboratory processing products and services are marketed directly to research facilities, healthcare facilities, and biotechnology companies and through our laboratory website, www.acslaboratories.com

During the year ended September 30, 2012, we began offering contract manufacturing services to biotechnology and cosmetic product manufacturers. We entered into our first such contract manufacturing with Personal Cell Sciences to provide cellular processing, sample storage and ingredient manufacturing for a line of personalized skin care products. Personal Cell Sciences is a private company founded by our Chairman and CEO, John Arnone.

Marketing and Distribution

We have deployed a multichannel marketing strategy to enroll physicians and consumers in our tissue or stem cell storage programs. Our business relationships with other synergistic companies are focused on marketing our laboratory services and products through either licensing or contract manufacturing arrangements. Our major focus is the continual branding of American CryoStem’s tissue and regenerative cell storage platform as the “gold-standard” in the industry. Increasing physician, consumer and corporate confidence in our ability to process and store a clinical grade sample has led to unsolicited third party exposure of our technology.

As part of our marketing campaign towards physicians we are actively seeking to bring highly qualified peer leaders onto our Medical Advisory Board to assist us in our industry speaking and education platform. This physician education platform is designed to focus on the industry’s needs and demands as it relates to current and future treatments using our adipose tissue and adult stem cell technologies. We have initiated a direct marketing program focused upon plastic and cosmetic surgeons and have an initial group of providers that have begun to offer our services to their patients. The marketing program has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This basic industry sales approach and the core of our marketing activities are being expanded using a combination of in-house sales personnel and outside independent channels.

In addition, we have begun a comprehensive integrated marketing campaign through various media such as the internet, social media, video, print, TV, radio and trade shows to reach targeted potential consumers to promote awareness of our company and our products. The essence of this targeted strategy is to reach the end-users as quickly as possible and to accelerate the adoption curve of our products and services. We also plan to utilize outside marketing resources and trade groups to increase the number of surgeons willing to offer our products and services to their patients.

The combination of a traditional sales approach supported by continuous internal and external marketing programs will be closely coordinated with the expansion of our laboratory processing capabilities. The initial approach is intended to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to also employ both print advertising and social media sales campaigns. In addition, we plan to utilize key leaders, and early adaptors in the medical community as a marketing resource to increase the number of surgeons who join our network and collaborate with us.

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

Distribution Development

The Company seeks to develop regional relationships to leverage its new products and services through existing cosmetic surgery and regenerative medicine practices. During the quarter ended December 31, 2012 the Company announced the establishment of an adult stem cell and adipose tissue collection at the Stern Center for Aesthetic Surgery in Bellevue Washington. Dr. Frederick Stern, a member of the Company’s Scientific and Medical Advisory Board, founded the center in 1997.The Stern Center offers state-of-the-art laser and cosmetic surgical techniques to patients throughout the western U.S. and beyond. The Stern Center is one of the premier laser-assisted liposuction centers in the Pacific Northwest. Dr. Stern has trained physicians from across the U.S. and around the world, in the latest cosmetic surgical techniques.

Also during the quarter, the Company entered into it first private label agreement with XeoStem LLC., of Coral Gables, FL in which American CryoStem will provide its proprietary adipose tissue processing and storage services. The agreement permits XeoStem to offer the Company’s tissue, cell banking and storage services to its customers and through other XeoStem affiliated physicians. The Company intends to pursue additional private label opportunities as they may develop in the future.

Medical and Advisory Board

The Company’s Scientific and Medical Advisory Board assists the Company in identifying new trends and opportunities for the Company’s products and services. The Company’s Advisory Board provides the Company with the opportunity to create relationships with highly respected and skilled physicians, researchers, PhD’s among others who also assist in product and market development.

During the quarter ended December 31, 2012 the Company announced the addition of Dr. Melvyn Bircoll. Dr. Bircoll’s extensive and highly successful 45 year career includes the development of new surgical techniques and devices and the development of the modern art of fat transfer utilizing a combination of liposuction surgery and micro injections. Dr. Bircoll will assist the Company with the development of its ATGRAFT Physician Network.

CORPORATE INFORMATION

Our principal executive offices are located at 1 Meridian Road, Eatontown, NJ 07724 and our telephone number is (732) 747-1007. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Mount Laurel, New Jersey at the Burlington County College Science Incubator located on the Burlington County College Campus. Our laboratory website address is www.acslaboratories.com

Cash Requirements

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

We expended $80,815 during the six months ended December 31, 2012 in professional fees (legal, accounting and consultants) and $49,174 in Research and Development.

Going Concern

As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business.

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

Liquidity and Capital Resources

We had a cash balance of $30,114 as of the date of this quarterly report. Our principal source of funds has been sales of our securities.

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

Commitments

As of the date of this quarterly report, the company’s material capital commitments were (i) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities, (ii) an equipment lease in the amount of $67,320 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015, and (iii) the current lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, Each Laboratory lease requires a monthly payment of $1,650. On February 1, 2012 the Company entered into a new two year lease with the Burlington County Science Incubator for the laboratory space. Under the new lease the monthly payments for each laboratory (110 and 108) will be $1,650.00.

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,500. The total rent for office facilities for the three months ended December 31, 2012 was $7,500.

The Company in connection with the closing of the Asset Purchase Agreement assumed an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. The current balance due is $73,450, the note matured October 31, 2012 and the Company and the Note holder are currently negotiating the conversion of the note to either (a) common shares, (b) a new note with updated terms or (c) a combination of both. The Company has unsecured liabilities without interest of $140,535 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction, there is no due date associated with this liability.

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

Long-Lived Assets We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Statement of Cash Flows For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

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

As of December 31, 2012, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

During the quarter ended December 31, 2012 we sold to certain accredited investors a total of $255,500 principal amount of our 8% unsecured Convertible Notes due September 30, 2014 and received proceeds of $255,500. The notes are convertible into restricted shares of the Company’s common stock ($0.001 par value) at any time until maturity by the holder at $0.35 per share. The Company may also prepay the notes at anytime upon at least 30 days written notice to the holder(s) either in whole or in part. Upon any prepayment by the Company of the convertible note(s) the Company shall issue to the holder a warrant to purchase 250 shares of our common stock for each $1,000 of principal prepaid. Each warrant issued upon prepayment shall have an exercise price of $0.35 per share of common stock and shall be exercisable for a period of two years from the date of the prepayment. Certain purchasers of the convertible notes have elected to convert a principal amount of $49,000 resulting in the issuance of 140,000 restricted shares of the company’s common stock. Proceeds from the notes we used for product development, product marketing and general working capital.

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

AMERICAN CRYOSTEM CORPORATION

February 22, 2013	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 22, 2013	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)

