Form 10-Q
period 2013-03-31
AMERICAN CRYOSTEM Corp
filed 2013-05-15
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of May 13, 2013, there were 29,720,505 shares of common stock outstanding.

AMERICAN CRYOSTEM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	Sept 30, 2012
ASSETS

Current assets:
Cash	$25,912	$4,039
Trade Accounts Receivable	1,496	0
Other Receivable	710	0
Prepaid Expenses	3,000	0

Total current assets	31,118	4,039

Property and Equipment (Net of Accumulated Depreciation)	300,499	318,587

Other Assets	158,306	137,073

Total Assets	$489,923	$459,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$228,828	$240,530
Capital Lease Payable	19,093	20,239

Total current liabilities	247,921	260,769

Long-Term Liabilities
Notes Payable	259,000	72,475
Capital Lease Payable	22,946	10,901
Payable to Shareholder	139,447	139,812

Total Long-Term Liabilities	421,393	223,188

Shareholders’ equity:
Common stock ($.001 par value, 29,229,076 shares issued and outstanding at March 31, 2013, and 28,158,362 shares issued and outstanding at September 30, 2012; 300,000,000 shares authorized)	29,230	28,159
Additional paid in capital	3,997,011	3,623,232
Accumulated deficit	(4,205,632)	(3,675,649
Total shareholders’ equity	(179,391)	(24,258)

Total Liabilities & Shareholders’ Equity	$489,923	$459,699

See accompanying notes to consolidated financial statements.

1

AMERICAN CRYOSTEM CORPORATION

(FKA R & A PRODUCTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Sales	$1,354	$13,877	$1,228	$23,697

Operating Expenses:
Professional Fees	41,760	36,809	59,286	54,706
Consultants	95,520	43,950	158,809	117,050
Research & Development	76,403	105,469	125,577	183,604
Marketing	21,870	12,664	35,612	60,063
Administration	73,624	56,307	142,062	173,559

Total Operating Expenses	309,177	255,199	521,346	588,982

Net Loss from Operations	(307,823)	(241,322)	(520,118)	(565,285)

Other Income (Expense)	(6,404)	(2,520)	(9,865)	(6,301)

Net Loss	$(314,227)	$(243,842)	$(529,983)	$(571,586)

Basic & fully diluted net earnings (loss) per common share	$(.011)	$(.009)	$(.019)	$(.021)

Weighted average of common shares outstanding: Basic & fully diluted	28,659,711	27,113,142	28,440,067	26,900,903

See accompanying notes to consolidated financial statements.

2

AMERICAN CRYOSTEM CORPORATION

(FKA R & A PRODUCTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Operating Activities:
Net loss	$(529,983)	$(571,586)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	19,086	18,932
Accrued Interest		1,950
Changes in other operating assets and liabilities
Accounts Receivable	(1,496)	(6,875)
Other Receivable	(710)	0
Prepaid Expenses	(3,000)	10,990
Accounts Payable and accrued expenses	(11,702)	94,695
Net cash used by operations	(527,805)	(451,894)

Investing activities:
Purchase of equipment	(998)	(12,301)
Investment in other assets	(21,233)	(22,882)
Net cash used by investing activities	(22,231)	(35,183)

Financing activities:
Issuance of convertible notes	186,525
Issuance of common stock	374,850	392,500
Loan from shareholder	(365)
Capital Lease	10,899	(10,690)

Net cash provided by financing activities	571,909	381,810

Net increase (decrease) in cash during the period	21,873	(105,267)

Cash Balance, Beginning of Period	4,039	107,330

Cash balance, End of Period	$25,912	$2,063

Supplemental disclosures of cash flow information:
Interest Paid	$223	$2,836
Income Taxes Paid	$0	$0

See accompanying notes to consolidated financial statements.

3

AMERICAN CRYOSTEM CORPORATION

(FKA R & A PRODUCTIONS, INC.)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2013

Prices & shares adjusted for stock splits

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at September 30, 2012	28,158,362	$28,159	$3,623,232	$(3,675,649)	$(24,258)

Issuance of Common Stock	1,070,714	1,071	373,779		374,850

Net Loss				(529,983)	(529,983)

Balance at March 31, 2013	29,229,076	$29,230	$3,997,011	$(4,205,632)	$(179,391)

See accompanying notes to consolidated financial statements.

4

AMERICAN CRYOSTEM CORPORATION

(FKA R & A PRODUCTIONS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

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

American CryoStem Corporation, which we refer to as we, us, our and our Company, is a developer, marketer and global licensor of patented adipose tissue-based cellular technologies and related proprietary services with a focus on clinical processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose-derived regenerative cells (ADRCs). We maintain a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Through our ACS Laboratories division, we operate an FDA registered, cGMP compliant human tissue processing, cryro-storage and cell culture and differentiation media development facility in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

The Company is publicly traded and is currently quoted on the OTCQB under the symbol “CRYO.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of American CryoStem Corporation as of March 31, 2013, the results of operations and cash flows for the three and six months ended March 31, 2013 and 2012. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K. The September 30, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Summary of Significant Accounting Policies

During 2013, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Form 10-K for the year ended September 30, 2012.

5

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

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $561,010 under SEC Rule 506 during the six months ended March 31, 2013, and has retained the services of new corporate advisors and consultants.

The Company plans to continue to fund its operations through capital fundraising activities in 2013 until the new commercial facilities generate sufficient revenue to support its operations.

NOTE 3. LOSS PER SHARE

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. The effects of the notes convertible into shares of common stock, has been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Net loss per share is computed as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net Loss	$(314,227)	$(243,842)	$(529,983)	$(571,586)
Weighted Average Shares Outstanding	28,659,711	27,113,142	28,440,067	26,900,903
Basic & Fully Diluted Net Earnings (Loss) Per Common Share	$(0.011)	$(0.009)	$(0.019)	$(0.021)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31, 2013	March 31, 2012
Office Furniture and Equipment	$24,986	$23,987
Lab Furniture and Equipment	241,945	239,715
Lab Software	123,000
Leasehold Improvements	7,753	5,104
	397,684	388,806
Less: Accumulated Depreciation	-97,185	-61,761
Net Property and Equipment	$300,499	$327,045
6

NOTE 5. PATENTS

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications.

The Company is continually expanding its intellectual property portfolio and has made five additional patent filings to date.

NOTE 6. NOTES PAYABLE

During the six months ended March 31, 2013, the Company issued a principal amount of $633,750 of 8% Convertible Notes due September 30, 2014; for which it received proceeds of $552,250, satisfied a maturing note for $72,500 and settled an overdue account payable for $9,000.

The notes are convertible into restricted shares of the Company’s common stock at any time until maturity by the holder at $0.35 per share. The Company may also prepay the notes at any time upon at least 30 days written notice to the holder(s) either in whole or in part. Upon any prepayment of the notes, the Company shall issue to the holder a warrant to purchase 250 shares of common stock for each $1,000 of prepaid principal. Each warrant issued upon prepayment shall have an exercise price of $0.35 per share of common stock and shall be exercisable for a period of two years from the date of the prepayment. The Company has not prepaid any notes for the six months ended March 31, 2013 and has not issued any stock purchase warrants. Certain purchasers of the convertible notes elected to convert a principal amount of $374,750 resulting in the issuance of 1,070,714 restricted shares of the Company’s common stock.

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed. The note was for $65,000 and carried an interest rate of 6%. The holder of the note was issued the Company’s 8% Convertible Notes on December 31, 2012 in satisfaction of the outstanding note. The note plus accrued interest on the note was $72,475 at December 31, 2012.

NOTE 7. COMMITMENTS & CONTINGENCIES

Operating Leases - The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. Each lease is for a term of one year with a monthly rent of $1,350 per laboratory. The total rent for laboratory facilities for the six months ended March 31, 2013 was $19,200.

The Company has an operating lease for its corporate headquarters at One Meridian Road in Eatontown, New Jersey. The lease is for a term of three years with monthly rent of $2,500. The total rent for office facilities for the six months ended March 31, 2013 was $15,000.

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2013	11,220
2014	22,440
2015	11,220

Total minimum lease payments	$44,880
Less amounts representing interest	(2,841)
Present value of net minimum lease payments	$42,038
7

Payable to Shareholder - The Company has an unsecured liability without interest of $139,447 due to ACS Global, Inc., the majority shareholder of the Company, for certain expenses paid by ACS Global, Inc. in connection with the asset purchase transaction of April 2011. There is no maturity date associated with this liability.

NOTE 8. COMMON STOCK TRANSACTIONS AND OPTION TRANSACTIONS

In fiscal 2010, the Company initiated a Private Reg D 506 Offering for the sale of 735,000 shares of common stock. During the year, the Company sold 90,000 shares of its common stock and received proceeds of $31,500.

In March of 2010, the Company issued 30,000 shares of common stock at par value to the Company’s President for services rendered in lieu of cash.

In December of 2010, 670,000 shares were issued to the former President of R&A for services rendered. The share issuance was valued at $335,000.

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

During the six months ended March 31, 2013, the Company issued 1,070,714 common shares in connection with the conversion by the holders of $374,850 principal amount of its 8% unsecured Convertible Notes.

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

Dividend yield	0.00%
Risk free interest rate	0.50%
Volatility	68.04%
8

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at March 31, 2013:

		Weighted Avg	Wgtd Years
	Options	Exercise Price	to Maturity

Outstanding at September 30, 2013	2,900,000

Issues	0
Exercises	0
Expires	0

Outstanding at March 31, 2013	2,900,000	$0.14	4.80

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at March 31, 2013.

NOTE 10. RELIANCE ON KEY PERSONNEL

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of the Board of Directors. A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse affect on the Company’s ability to continue as a going concern.

9

NOTE 11. LITIGATION

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of March 31, 2013 and the date of these financial statements.

NOTE 12. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from March 31, 2013 through the date of this report and found no material subsequent events reportable during this period.

10

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

Overview

American CryoStem Corporation, which we refer to as we, us, our and our Company, is a developer, marketer and global licensor of patented adipose tissue-based cellular technologies and related proprietary services with a focus on clinical processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose-derived regenerative cells (ADRCs). We maintain a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Through our ACS Laboratories division, we operate an FDA registered, cGMP compliant human tissue processing, cryro-storage and cell culture and differentiation media development facility in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

11

Our growth strategy is centered on fully capitalizing on the scientific breakthroughs that have been rapidly shaping the fast growing Regenerative and Personalized Medicine industries; and provide these industries with a standardized cell processing platform to enhance the delivery of healthcare through cellular-based therapies and applications which address burn and wound healing, joint repair, disease treatment and management, and personalized health and beauty care.

We have pioneered a proprietary, patented clinical processing methodology that prepares and cryo-preserves adipose tissue in its raw form without manipulation, bio-generation or the addition of animal-derived products or other chemical materials requiring removal upon retrieval. This core process makes each sample suitable for use in cosmetic tissue grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, there are over 100 therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified and in use globally, and more discoveries are being made each day.

Products and Services

Currently, American CryoStem is focused on transitioning from a relative development-stage company to full commercial enterprise with multiple high margin business lines generating sustainable, recurring revenue streams. Our business remains in its formative stage and to date has generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management anticipates that we are well positioned to provide the following services:

•	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to our FDA registered laboratory;

•	Processing the tissue in the laboratory for immediate storage or to separate the component parts of an individual’s adipose tissue, which includes the stem cells and other regenerative cells;

•	Cryopreserving adipose tissue and/or adipose derived stem cells for immediate use or long term storage;

•	Provide testing services for physicians performing in-office procedures and tissue processing;

•	Contract manufacturing services to cosmetic and biotechnology cellular application developers; and

•	Sale or licensing of our patented stem cell culture and differentiation medium to researchers and product developers on a global basis.

Our branded product and service offerings include:

Cellular Processing and Cryopreservation Services

•	CELLECT™ Cellular Collection and Storage Service – a clinical solution for physicians to aseptically collect and deliver tissue samples utilizing proprietary and patent-pending methods and materials. The service creates an unbreakable “chain of custody” between physician/client and ACS Laboratories. The Cellect service is monitored in real-time and assures the highest cell viability upon laboratory receipt.

Our collection/processing/storage pricing model provides for an initial collection and processing fee ranging from $750 to $2500, depending upon the volume of tissue and the desired processing and testing services required. The annual storage fee charged to an individual is based upon the type of material being cryo-preserved (adipose tissue or ADRCs), the total volume and the storage configuration. The minimum storage fee is $200 per year. There are currently over 35 medical practices, and counting, across the United States now offering the Company’s adipose tissue and ADRC collection, processing and storage services.

•	ATGRAFT™ Adipose Tissue Storage Service – a clinical solution for physicians to provide their patients with the highest quality fat transfer and body sculpting procedures and storage technologies. The ATGRAFT Service permits individual patients to benefit by using their own stored adipose tissue as a natural biocompatible filler for procedures without the trauma of further liposuctions. ATGRAFT procedures include breast augmentation, buttocks enhancement or volume corrections in the hands, face and neck.
12

Anti-Aging, Autologous Skin Care Product Line

Under agreement with Personal Cell Sciences (PCS), we offer our CELLECT Service to PCS’ current and new clients. PCS is a private company founded by our Chairman and CEO, John Arnone. Our ACS Laboratories division manufactures the key ingredient Autokine-CM for PCS’ U-Autologous™ anti-aging topical formulation. Additionally, this relationship provides PCS’ clients the ability to utilize the ATGRAFT service and create a clinical grade stem cell sample for future use in Regenerative Medicine, a form of “bio-insurance.” Each cream is genetically unique and custom blended, deriving its key ingredients from the individual client’s own stem cells. PCS’ customers pay ACS storage fees $200 per year.

Patented Cell Culture Media Products

We are also engaged in marketing, selling and licensing our patented human-based tissue culture media products under the trademark ACSelerate™.

The most widely used medium today for storing and growing stem cell cultures for in vitro diagnostics and research use is fetal bovine serum, raising questions about utilizing animals for the medium as well as generating debates relating to potential cross-contamination. We have pioneered and patented a new cell culture medium for growing human stromal cells (including all cells found in human skin, fat and other connective tissue) that is animal product free and suitable for human clinical and therapeutic uses.

More specifically, the Company has been granted patent number 7,989,205 “Cell Culture Media, Kits and Methods of Use” (August 2, 2011). The granted claims include “A cell culture medium for clinical growth of human adipose stromal cells for human clinical and therapeutic applications.” The granted claims also include variations for cellular differentiation of adipose derived stem cells into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, smooth muscles cells in both HSA (clinical) grade and FBS (research) grade. This patent covers both non-GMP research grades and GMP clinical grades suitable for cell culture of adipose-derived mesenchymal stem cells intended for use in humans.

Product Development

Our Company’s core scientific endeavors are based on the original work of scientist Dr. David K. Moscatello, a founding member of our Scientific and Medical Advisory board. Dr. Moscatello earned his Bachelor of Science degree in Microbiology from Pennsylvania State University in 1975, and a PhD in Biology with a focus on cancer cell biology from Purdue University in 1984. He has held teaching positions at Purdue University and Richard Stockton College of New Jersey. He returned to research as an NIH Post-Doctoral fellow at the Kimmel Cancer Institute at Thomas Jefferson University working in the laboratory of Dr. Albert Wong. In October 1999, Dr. Moscatello accepted a position at Coriell Institute to pursue his own research interests. He is a member of the American Association for the Advancement of Science, the American Association for Cancer Research and the American Society for Cell Biology. His primary research interests involve the isolation, culture and characterization of adult tissue-derived stem cells, i.e. stem and multi-potent progenitor cells other than embryonic stem cells. He has had articles published in a variety of media, including Nature, Journal of Biological Chemistry, International Journal of Cancer, British Journal of Cancer and Cancer Research.

We have implemented a strategic approach to developing and launching new products and services that we believe can produce near term cash flow, a strong recurring revenue stream and complementary scientific data. We focus on products, services and applications that require little or no regulatory approval. These products and services include adipose tissue and stem cell sample processing and storage as a form of personal “bio-insurance”, adipose tissue (fat) storage for cosmetic fat engraftment procedures, and the creation and production of topical applications and ingredients used by other companies in the wound care and cosmetic industries.

We are continuing to expand our products and services based upon our intellectual property portfolio and projects in the pipeline. Our initial patent was granted on August 6, 2011 for our adipose stromal cell culture media and differentiation media. We have filed multiple patent applications for our products and methods including:

•	ACSelerate-SF (animal serum free) and ACSelerate-LS (low dose bovine serum) adipose stromal cell culture and differentiation medium in clinical and research grades;

•	The CELLECT collection and tracking system for collecting tissue and cellular samples;

•	Adipose tissue, stromal vascular fraction (SVF) and adipose derived mesenchymal cell processing, expansion and differentiation;

•	Storage preparation methods for adipose tissue, stromal vascular fraction (SVF) and adipose derived cellular samples;

•	Testing and quality management methods, systems, data collection and maintenance;

•	Cryoprotectant for the storage of adipose tissue samples; and

•	The ATGRAFT service for the collection, preparation, storage and retrieval of adipose tissue for cosmetic and plastic surgery biocompatible fillers.
13

Collaboration and Partnering Opportunities

During 2012 we entered into a Collaboration Agreement with Protein Genomics, Inc. (PGen) to test and develop new products combining certain intellectual property and patented products developed by our Company. We have provided PGen with research materials and our patented cell culture media for testing with PGen’s patented products designed for the wound healing market. Initial testing has been completed and, on September 1, 2012, we entered into a Memorandum of Understanding (MOU) with PGen to further develop products based upon the results of the initial collaboration.

In April 2013, we entered into Material Transfer Agreements with three leading research scientists at Rutgers University, distinguished as one of the world’s top universities for stem cell research and training. We have teamed with Kathy Uhrich, PhD, Professor and Dean, Mathematical & Physical Sciences; KiBum Lee, PhD, Assistant Profession of Chemistry and Chemical Biology; and Prabhas Moghe, PhD, Professor of Biomedical Engineering and Professor of Chemical and Biochemical Engineering, all of whom will be utilizing our autologous adipose-derived stem cells (ADSCs) and patented, serum free, GMP grade, cell culture mediums to research, develop and commercialize innovative new cellular therapies to address the $5 billion global wound care market.

Management intends to pursue additional collaborative and partnering opportunities as a strategic method to enhance awareness of and expand the distribution of our patented products, services, technologies and expertise in the clinical processing of adult adipose tissue for autologous (self) use and ADRCs. We believe that as the pace of clinical trial results increases and scientific and peer reviewed papers are published, new opportunities to market our existing products, services and Intellectual Property portfolio may also emerge.

Moreover, we believe that the combination of our validated cellular processing capabilities and patented products give us an economical platform to develop and produce cellular therapy applications for injection or intravenous therapy, topical applications, burn and wound healing, joint repair, disease treatments and cosmetics. The clinical methods and products we have developed are designed to permit a variety of treatments for any patient with their own genetically matched raw materials which have shown to be safe and effective in a variety of applications in published early stage clinical trial results and application studies.

Market Size and Opportunities

By leveraging and capitalizing on our proprietary Adipose Tissue Processing Platform, our Company is working to address multiple high growth, multi-billion dollar market opportunities, including those prevailing within the Regenerative Medicine, Cosmeceuticals and Cell Culture Media markets.

Regenerative Medicine Market

The market for Regenerative Medicine continues to grow worldwide; according to BCC Research (January 2013), it is expected to accelerate at roughly 12% annually, from $3.8 billion in 2011 to $6.6 billion in 2016.

▪	The global market for stem cell products was $3.8 billion in 2011. This market is expected to reach nearly $4.3 billion in 2012 and $6.6 billion by 2016, increasing at a compound annual growth rate (CAGR) of 11.7% from 2011 to 2016.

▪	The American market for stem cell products was $1.3 billion in 2011. This sector is expected to rise at a CAGR of 11.5% and reach nearly $2.3 billion by 2016.

▪	The European market for stem cell products was $872 million in 2011 and is expected to reach nearly $1.5 billion by 2016, a CAGR of 10.9%.

TriMarkPublications.com cites in its “Regenerative Medicine Markets” report (March 2013) that the Regenerative Medicine market will catapult to over $35 billion by 2019.

Cosmeceutical Market

Many industry experts agree that Cosmeceuticals have become the fastest growing segment of the Cosmetics and Personal Care industry. These products are described as anti-aging cosmetic products with drug-like benefits. US retail sales of cosmeceuticals in 2011 totaled $9.7 billion with ongoing annual sales gains expected to boost the market to $11.7 billion by 2016, according to a Packaged Facts report released in July 2012.

In a new report titled Global Cosmeceuticals Market Outlook 2016, published February 2013, RNCOS believes that the worldwide market is estimated to be valued at $30.5 billion and is likely to grow at a consistent CAGR of 7.7% during the period 2012 through 2016.

Cell Culture Market

The Cell Culture market is $2.3 billion according to a report in Genetic Engineering & Biotechnology News (January 12, 2012 Vol. 32 No.2) and is expected to grow to $3.9 billion by 2015; this equates to 70% growth over a six-year period. This expected growth may be further enhanced by an expected shortage of bovine serum, a major component in research and the manufacture of certain cellular therapy products according to “Peak Serum: Implications of serum supply for cell therapy manufacturing,” a commentary by David A. Brindley published in RegenMed (2012, January 7(1), 7-13), which further states “Without a sustainable supply or viable alternatives to these components, the commercial-scale production of cell therapies will be impossible, halting the momentum of the industry.”

Marketing and Distribution

A key objective of our underpinning marketing strategic is to position American CryoStem in the market as the “Gold Standard” for adipose tissue processing and cell storage, therapeutic applications, research and commercial uses of adipose tissue within the regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs will be closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts are intended to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to employ both print advertising and social media sales campaigns. In addition, we plan to utilize key leaders, and early adoptors in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network and collaborate with us.

As part of our marketing campaign to reach and educate physicians, we are actively seeking to bring highly qualified peer leaders onto our Scientific and Medical Advisory Board to assist us in our industry speaking and education platform. This physician education platform is designed to focus on industry needs and demands as they relate to current and future treatments using our adipose tissue and adult stem cell technologies. To date, we have succeeded in winning the following members to our Scientific and Medical Advisory Board:

•	Sanjay Batra, PhD − Advisory Board Chairman

Dr. Batra currently serves as Chairman of the Medical & Scientific Advisory Board of American CryoStem Corporation. Until recently, he was President and CEO of Aesthetic Factors, LLC, an emerging company providing autologous, point-of-care therapies in Regenerative Medicine. In this role, Dr. Batra led the commercial growth of their platelet-rich plasma and autologous fat products and was instrumental in establishing the Company as the science-driven leader. Dr. Batra spent ten years in the Johnson & Johnson Family of Companies, culminating as Vice President of Research and Development, Pharmaceuticals, Asia Pacific & Japan. He also worked at Bracco Diagnostics in Princeton, New Jersey and Alliance Pharmaceutical located in San Diego, California. Dr. Batra obtained his PhD in Medical Physiology from the University of Ottawa and completed postdoctoral training in Japan & Switzerland.

•	Mel Bircoll, MD

Dr. Bircoll was the first plastic surgeon to perform liposuction in North America. He pioneered that operation and saw it from its early beginnings to become what is now the most frequently performed cosmetic procedure worldwide Dr. Bircoll is also the originator of Fat Transfer (Autologous Fat Transplantation, AFT). His landmark presentation of Fat Transfer Using Liposuction Techniques (1984) established this procedure for breast augmentation, facial rejuvenation, hand rejuvenation and a host of reconstructive procedures. He is board certified by the American Board of Plastic Surgery and the American Board of Cosmetic Surgery. He is a member of the American Society of Plastic Surgery and the American Academy of Cosmetic Surgery. Dr. Bircoll is retired from 25 years of private practice in Beverly Hills, California. He is currently actively lecturing and teaching the techniques of Fat Transfer and Fat Storage for stem cell extraction, as well as cosmetic and reconstructive applications. Dr. Bircoll recently presented the latest application of his Fat Transfer/Storage/Serial Injection concepts for breast cancer prevention surgery.

•	Alan H. Davis

Mr. Davis is currently a partner in and the Chief Operating Officer of Novare, LLC. Novare Biologistics was created to meet the need of transporting and storing laboratory materials, including biological samples at required temperature anywhere within the U.S. Over the past 20 years, Mr. Davis has concentrated on business development and sales in biotechnology, manufacturing and software technology. Previously, he was primarily involved in retailing.

•	Burt D. Ensley, PhD

Dr. Ensley is the Chief Executive Officer and Chairman of Protein Genomics, Inc. He previously served as Chief Executive Officer of Phytotech, Inc. and President of NuCycle Therapy, Inc. prior to their sale. In addition, Dr. Ensley headed the Specialty Chemicals Group at Amgen, Inc. for nearly a decade. He holds a PhD in Microbiology from University of Georgia; is a Fellow of the American Academy of Microbiology; served on the BIO Directorate Board of the National Science Foundation; and is the Board Co-Chair of the University of Arizona’s BIO5 Institute. Dr. Ensley holds 19 issued U.S. patents.

•	Richard Goldfarb, MD, FACS

Dr. Goldfarb established the Center for SmartLipo with the vision of providing advanced treatments and techniques to help patients restore and maintain a more youthful appearance. He has formed a team of specialists, each with a unique strength in treating the various parts of the face and body. Included are Aesthetic Laser and Liposuction Specialists, Facial Plastic Surgeons, a Plastic and Reconstructive Surgeon and a Medical Weight Loss team. As a group, they are unequaled in their ability to provide comprehensive consultative and treatment options to achieve an individual’s aesthetic goals. Doctors visit the Center for SmartLipo from all over the world on a regular basis to learn state-of-the-art cosmetic treatments and techniques from Dr. Goldfarb and his team. In view of his unrivaled expertise and skills, Dr. Goldfarb is highly sought after to lecture and train physicians internationally on numerous cosmetic laser and surgery topics. He is the Medical Director, International and National Trainer for Selphyl®, and National and International trainer/lecturer for the Silhouette Lift Procedure. Dr. Goldfarb pioneered the technique to combine Silhouette Lift with fat transfer and Selphyl for total facial rejuvenation (“The Goldfarb Procedure”). He is on the Board of Directors of, and lectures and trains physicians for, the National Society of Cosmetic Physicians and Surgeons. Dr. Goldfarb is a faculty member and lecturer for The Aesthetics Show, a training organization for physicians in the field of Laser and Aesthetic Medicine and Cosmetic Surgery. The American Society of Lasers in Medicine, American Academy of Liposuction Surgery and American Academy of Cosmetic Surgery all count him as a member. He is board certified and a Fellow of the American College of Surgeons, in addition to the American Society of Laser Medicine and Surgery. Dr. Goldfarb graduated from the University of Health Sciences / Finch University, The Chicago Medical School with top honors in Surgery. He completed his surgical training at Northeastern Ohio College of Medicine. He completed additional training in Cosmetic Surgery at the University of Pennsylvania, Department of Plastic Surgery and Yale University. He has over 30 years of General and Vascular Surgery experience, and is a Cosmetic Surgery Specialist.

•	Peter Levitch, BA, MA

Mr. Levitch is President of his own consulting firm, Peter Levitch and Associates, located in New Jersey. He provides clients guidance in the development of pharmaceuticals, medical devices, biologics and diagnostics. Mr. Levitch also possesses a background in the clinical evaluation and FDA regulatory approval phases of product development in the biotechnology industry. He has consulted for more than 200 pharmaceutical and biotechnology companies including Amgen, Inc.; Genentech, Inc.; DuPont; Monsanto Company; Johnson & Johnson Family of Companies, Beckman Coulter, Inc.; Chiron Corp.; Eastman Kodak Company and EMD Serono, Inc. He has authored several papers for publication and has lectured all over the country on various topics including Good Manufacturing Practices (GMP), the FDA approval process, and preparing INDs and NDAs. Peter has also served as an FDA liaison for FDA/company meetings. He is listed in Who’s Who in Finance and Industry, is the co-founder of the Regulatory Affairs Professional Society, and a member of the Drug Information Association and the New York Academy of Sciences.

•	Roy D. Mittman, MD, PA

Dr. Mittman currently serves as a senior partner of Seaview Orthopedic and Medical Associates (SOMA) located in Ocean, New Jersey. He has assembled a team of highly qualified board certified, fellowship trained physicians to practice at SOMA specializing in general orthopedics, as well as surgery of the Spine, Hand/Wrist, Knee/Shoulder, Total Joints, Foot and Ankle, Sports Medicine, Pain Management and Osteoporosis. SOMA currently operates six locations committed to providing quality care in Monmouth and Ocean Counties. After earning a Bachelor of Arts degree at John Hopkins University, Dr. Mittman earned his Medical Degree at the Albert Einstein College of Medicine in New York and completed orthopedic training in 1978 at Montefiore Hospital in New York. He is a member of the New Jersey Orthopedic Society, Orthopedic Surgeons of New Jersey, Monmouth County Medical Society and the American College of Sports Medicine.

•	David K. Moscatello, PhD − Chief Scientist

Dr. Moscatello earned his Bachelor of Science degree in Microbiology from Pennsylvania State University in 1975, and a PhD in Biology with a focus on cancer cell biology from Purdue University in 1984. He has held teaching positions at Purdue University and Richard Stockton College of New Jersey. He returned to research as an NIH Post-Doctoral fellow at the Kimmel Cancer Institute at Thomas Jefferson University working in the laboratory of Dr. Albert Wong. In October 1999, Dr. Moscatello accepted a position at Coriell Institute to pursue his own research interests. He is a member of the American Association for the Advancement of Science, the American Association for Cancer Research and the American Society for Cell Biology. Dr. Moscatello’s primary research interests involve the isolation, culture and characterization of adult tissue-derived stem cells, i.e. stem and multi-potent progenitor cells other than embryonic stem cells. He has had articles published in a variety of media, including Nature, Journal of Biological Chemistry, International Journal of Cancer, British Journal of Cancer and Cancer Research. Dr. Moscatello advises American CryoStem regarding its laboratory operations and processing.

•	Edwin Ruh, Jr.

Mr. Ruh has been an associate and lecturer at the Harvard Information Infrastructure Project and spent more than 20 years in project finance and banking (Gerken Capital/Sino-Asia Industrial Equity Fund, The Fuji Bank Limited and Mellon Bank), closing more than 100 global transactions. He holds a Law degree from Yale University; Master’s Degree of Public Administration from Harvard University; Master’s Degrees in Business Administration and Public Policy from the Heinz School, Carnegie Mellon University; a Master’s Certificate in Materials Science from the University of Michigan; and a Bachelor of Science degree in Biomedical Engineering from Pennsylvania State University.

•	Fredric A. Stern, MD, FACS

Dr. Stern is the founder and Medical Director of the Stern Center for Aesthetic Surgery in Bellevue, Washington. Following his education at Columbia University Medical School, Dr. Stern earned his Board Certification in Ophthalmology at the University of Washington, and underwent extensive additional training in oculofacial plastic and laser surgery. In 1987, he joined Virginia Mason Medical Center in Seattle, serving as Director of the Oculoplastic Surgery Division for ten years. While at Virginia Mason, Dr. Stern performed an extensive number of cosmetic laser procedures. He is honored to have been chosen as one of a select group of instructors of the Botox Cosmetic® National Education Faculty, as well as the Radiesse™ Medical Education Faculty. Dr. Stern is also an instructor for the Sciton™ Laser. In 2011, he was voted the Best Plastic Surgeon in Western Washington by KING 5 (NBC affiliate) TV’s viewing audience. Dr. Stern is a Fellow of the American College of Surgeons, the American Academy of Facial Plastic and Reconstructive Surgeons, the American Academy of Cosmetic Surgery, and the American Society of Liposuction Surgery, as well as a member of the International Society of Hair Restoration Surgery. In addition, over the past several years, he has appeared on Northwest Afternoon, Evening Magazine, as well as KOMO, KIRO and Q13 news, discussing and demonstrating the latest techniques in facial and eyelid laser cosmetic surgery, Botox® and laser-assisted liposuction. He is also an accomplished winemaker & published novelist. Dr. Stern’s latest novel is a medical thriller titled, The Sigma Project.

We have also initiated a direct marketing program focused on reaching plastic and cosmetic surgeons and have an initial group of 35 providers that have begun to offer our services to their patients. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

Our plan provides for a comprehensive integrated marketing approach using various traditional and new media, such as the Internet, social media/blogging, video, print, TV, radio and trade shows to reach targeted potential consumers and promote awareness of our Company and our branded products and services. The essence of this targeted strategy is to reach the end-users as quickly as possible and to accelerate the adoption curve of our products and services. We also plan to utilize outside marketing resources and trade groups to increase the number of surgeons willing to offer our products and services to their patients.

Development of Regional U.S. Markets

The Company seeks to develop regional relationships to leverage its new products and services through existing cosmetic surgery and regenerative medicine practices. During our first fiscal quarter ended December 31, 2012, we announced the initiation of adult stem cell and adipose tissue collection at the Stern Center for Aesthetic Surgery in Bellevue Washington. Dr. Frederick Stern, a member of the Company’s Scientific and Medical Advisory Board, founded the Stem Center in 1997. The Stern Center offers state-of-the-art laser and cosmetic surgical techniques to patients throughout the western U.S., and is one of the premier laser-assisted liposuction centers in the Pacific Northwest.

Also during the first quarter of fiscal 2013, the Company entered into it first private label agreement with XeoStem, LLC of Coral Gables, Florida under which American CryoStem will provide its proprietary adipose tissue processing and storage services. The agreement permits XeoStem to offer the Company’s tissue, cell banking and storage services to its customers and through other XeoStem-affiliated physicians.

Early in the second quarter, ended March 31, 2013, we announced that Eterna MD of Orlando, Florida began offering our ATGRAFT fat storage service to its patients for future natural cosmetic enhancements. Eterna MD is a medical spa and medical rejuvenation center specializing in anti-aging, laser hair removal, Botox, Lipodissolve, cellulite and age management.

The Company intends to pursue additional private label opportunities as they develop in the future.

Development of International Markets

American CryoStem also seeks to develop relationships with strategic business partners operating in key international markets capable of leveraging our proprietary Adipose Tissue Processing Platform.

On April 23, 2013, we announced receipt of our first commercial international shipment of adipose tissue for processing and long term cryo-storage. The master sample was shipped to the Company by BALS (Biomedical and Life Sciences) Institute (BALS), a Hong Kong-based regenerative medicine company and client of Personal Cell Sciences Corp. (PCS), the developer of U-Autologous skin care products and formulations. The product uses an individual’s own adult stem cells to create and supply that individual with his or her own personalized anti-aging skin care line.

As part of the contract manufacturing arrangement between American CryoStem and PCS, we are responsible for clinically testing, processing, culturing and storing samples shipped from PCS clients to create Autokine-CM, the key ingredient in the U-Autologous formulation. BALS Institute has teamed with PCS to ensure the people in Greater China gain access to safe, quality and effective life science technologies through partnerships with leading international corporations.

We have committed extensive resources to establishing and perfecting our international shipping methodologies and protocols, ensuring that our processes meet the highest possible standards of regulatory compliance for shipment of biologic materials. As a result, our FDA registered laboratory and cryo-storage facilities in New Jersey are now able to send and receive viable tissue samples to and from clients globally.

CORPORATE INFORMATION

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Mount Laurel, New Jersey at the Burlington County College Science Incubator located on the Burlington County College campus. Our laboratory website address is www.acslaboratories.com.

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

We expended $137,270 during the six months ended March 31, 2013 in professional fees (legal, accounting and consultants) and $76,403 in Research and Development.

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

Liquidity and Capital Resources

We had a cash balance of $25,912 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

Commitments

As of the date of this quarterly report, the Company’s material capital commitments were (i) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities; (ii) an equipment lease in the amount of $67,320 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015; and (iii) the current two-year lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, which was signed on February1, 2012 and is subject to a monthly payment of $1,650.

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,500. The total rent for office facilities for the three months ended March 31, 2013 was $7,500

The Company in connection with the closing of the Asset Purchase Agreement assumed an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. As a result of the Company’s negotiation with the note holder, the holder of the original note was issued $72,500 of the Company’s 8% Convertible Notes on December 31, 2012 in satisfaction of the maturing note. The note plus accrued interest on the note was $72,475 at December 31, 2012. The Company has unsecured liabilities without interest of $139,447 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction. There is no due date associated with this liability.

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

As of March 31, 2013, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

May 15, 2013	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
23