Form 10-Q
period 2013-06-30
AMERICAN CRYOSTEM Corp
filed 2013-08-14
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

As of August 12, 2013, there were 30,695,649 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statement

AMERICAN CRYOSTEM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	June 30,
	2013	2012
ASSETS

Current assets:
Cash	$31,355	$26,614
Trade Accounts Receivable	3,051	5,425
Other Receivable	710	—
Prepaid Expenses	250	2,750

Total current assets	35,366	34,789

Property and Equipment (Net of Accumulated Depreciation)	167,927	204,422

Other Assets	291,400	255,608

Total Assets	$494,693	$494,819

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$220,144	$205,156
Capital Lease Payable	19,092	27,439
Total current liabilities	239,236	232,595

Long-Term Liabilities
Notes Payable	199,000	71,500
Capital Lease Payable	18,350	35,884
Payable to Shareholder	139,447	134,812

Total Long-Term Liabilities	356,797	242,196

Shareholders’ equity:
Common stock ($.001 par value, 30,400,505 shares issued and outstanding at June 30, 2013, and 28,158,362 shares issued and outstanding at June 30, 2012; 300,000,000 shares authorized)	30,401	27,919
Additional paid in capital	4,395,840	2,168,237
Accumulated deficit	(4,527,581)	(2,176,128)
Total shareholders’ equity	(101,340)	20,028

Total Liabilities & Shareholders’ Equity	$494,693	$494,819

See accompanying notes to condensed consolidated financial statements.

AMERICAN CRYOSTEM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$5,761	$450	$7,257	$24,539

Operating Expenses:
Professional Fees	28,731	32,639	88,018	87,345
Research & Development	66,840	86,984	192,417	270,684
Administration	226,140	171,168	562,934	521,612

Total Operating Expenses	321,711	290,791	843,369	879,641

Net Loss from Operations	(315,950)	(290,341)	(836,112)	(855,102)

Other Income (Expense)	(5,955)	(3,335)	(15,820)	(9,636)

Net Loss	$(321,905)	$(293,676)	$(851,932)	$(864,738)

Basic & fully diluted net earnings (loss) per common share	$(0.011)	$(0.011)	$(0.029)	$(0.032)

Weighted average of common shares outstanding: Basic & fully diluted	29,856,282.00	27,684,824.00	28,902,802.00	27,161,256.00

See accompanying footnotes to the condensed consolidated financial statements.

AMERICAN CRYOSTEM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(851,932)	$(864,738)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	28,658	25,785
Accrued interest	10,880	6,804
Common stock issued for services	7,500	—
Changes in other operating assets and liabilities
Accounts receivable	(3,051)	(5,425)
Other receivable	(710)	—
Prepaid expenses	(250)	15,312
Accounts payable and accrued expenses	(31,266)	76,570
Net cash used by operations	(840,171)	(745,692)

Investing activities:
Purchase of equipment	(998)	(6,530)
Investment of other assets	(31,327)	(43,396)
Net cash used by investing activities	(32,325)	(49,926)

Financing activities:
Issuance of convertible notes	126,525	—
Issuance of common stock	767,350	721,500
Loan from shareholder	(365)	—
Capital lease	6,302	(6,598)
Net cash provided by financing activities	899,812	714,902

Net increase (decrease) in cash during the period	27,316	(80,716)

Cash Balance, beginning of period	4,039	107,330

Cash balance, end of period	$31,355	$26,614

Supplemental disclosures of cash flow information:
Interest Expense	$405	$—
Income Taxes	$—	$—

See accompanying footnotes to the condensed consolidated financial statements.

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended June 30, 2013

Prices and Shares Adjusted for Stock Splits

					Total
	Common Stock		Additional	Accumulated	Shareholder’s
	Shares	Par Value	Paid In Capital	Deficit	Equity
Balance at September 30, 2012	28,158,362	$28,159	$3,623,232	$(3,675,649)	$(24,258)

Issuance of Common Stock	2,192,143	2,192	765,158		767,350

Issuance of common stock to pay accrued expenses	50,000	50	7,450		7,500

Net Loss	—			(851,932)	(851,932)

Balance at June 30, 2013	30,400,505	$30,401	$4,395,840	$(4,527,581)	$(101,340)

See accompanying footnotes to the condensed consolidated financial statements

AMERICAN CRYOSTEM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Organization of the Company and Significant Accounting Policies

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

American CryoStem, which we refer to as we, us, our and our Company, is a developer, marketer and global licensor of patented adipose tissue cellular technologies and related proprietary services with a focus on clinical processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose derived regenerative cells (ADRCs). We maintain a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Through our ACS Laboratories Division, we operate an FDA registered, cGMP compliant human tissue processing, cryo-storage and cell culture and differentiation media development facility in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

The Company is publicly traded and is currently quoted on the OTCQB under the symbol “CRYO.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of American CryoStem Corporation as of June 30, 2013, the results of operations and cash flows for the three and nine months June 30, 2013 and 2012. The results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

The Company has been actively engaged in creating and implementing its new business model. In connection with this process, management of the Company has raised $884,750 under SEC Rule 506 during the nine months ended June 30, 2013, and retained the services of new corporate advisors and consultants.

AMERICAN CRYOSTEM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. Going Concern – Continued

The Company plans to continue to fund its operations through capital fundraising activities in 2013 until the new commercial facilities generate sufficient revenue to support its operations.

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the periods presented. Effects of the notes convertible into shares of common stock, has been excluded from the calculation of loss per share because their inclusion would be antidilutive.

Net loss per share is computed as follows:

	Three Months Ending June 30,		Nine Months Ending June 30
	2013	2012	2013	2012
Net Loss	$(321,905)	$(293,676)	$(851,932)	$(864,738)

Weighted average shares outstanding	29,856,282	27,684,824	28,902,802	27,161,256

Basic & fully diluted net earnings (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

NOTE 3. Property and Equipment

Property and Equipment is comprised of the following:

	June 30, 2013	June 30, 2012
Office Furniture and Equipment	$24,986	$23,987
Lab Furniture and Equipment	241,945	241,945
Leasehold Improvements	7,753	7,104
	274,684	273,036
Less: Accumulated Depreciation	(106,757)	(68,614)

Net Property and Equipment	$167,927	$204,422

NOTE 4. Patents

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications.

The Company is continually expanding its intellectual property portfolio and has made five additional filings to date.

AMERICAN CRYOSTEM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Notes Payable

During the nine months ended June 30, 2013, the Company issued a principal amount of $884,750 of 8% Convertible Notes due September 30, 2014 and received proceeds of $884,750. The notes are convertible into restricted shares of the Company’s common stock at any time until maturity by the holder at $0.35 per share. The Company may also prepay the notes at any time upon at least 30 days written notice to the holder(s) either in whole or in part. Upon any prepayment by the Company of the convertible notes the Company shall issue to the holder a warrant to purchase 250 shares of common stock for each $1,000 of principal prepaid. Each warrant issued upon prepayment shall have an exercise price of $0.35 per share of common stock and shall be exercisable for a period of two years from the date of the prepayment. Certain purchasers of the convertible notes elected to convert a principal amount of $767,350 resulting in the issuance of 2,192,143 restricted shares of the Company’s common stock.

An unsecured note payable to a shareholder was acquired by the Company in the asset purchase in April 2011 previously discussed. The note was for $65,000 and carried an interest rate of 6%. The holder of the note was issued the company’s 8% Convertible Notes on December 31, 2012, in satisfaction of the outstanding note.

NOTE 6. Commitments & Contingencies

Operating Leases

The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. Each lease is for a term of one year with a monthly rent of $1,350 per laboratory. The total rent for laboratory facilities for the nine months ended June 30, 2013 was $27,300.

The Company has an operating lease for its office facilities at One Meridian Road in Eatontown, New Jersey. The lease is for a term of three years with monthly rent of $2,500. The total rent for office facilities for the nine months ended June 30, 2013 was $22,500.

Capital Lease

The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2013	$5,610
2014	22,440
2015	11,220

Total minimum lease payments	39,270

Less amounts representing interest	(1,828)

Present value of net minimum lease payments	$37,442
8

AMERICAN CRYOSTEM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments & Contingencies – Continued

Payable to Parent

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

During the nine months ended June 30, 2013 the Company issued 2,192,143 common shares in connection with the conversion by the holders of $767,350 principal amount of its 8% unsecured Convertible notes.

AMERICAN CRYOSTEM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. Common Stock Transactions and Option Transactions – Continued

During the nine months ended June 30, 2013, the Company issued 50,000 common shares to an advisory board member in connection with the exercise of 50,000 options issued at an exercise price of $0.15 under the 2011 American CryoStem Corporation Stock Option Plan. The Company accepted a $7,500 balance due to the option holder in payment for the Option exercise.

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

Dividend yield	0.00%
Risk free interest rate	0.50%
Volatility	68.04%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at June 30, 2013:

	Options	Weighted Avg Exercise Price	Weighted Years to Maturity
Outstanding at September 30, 2012	2,850,000

Issues	0
Exercises	50,000
Expires	0

Outstanding at June 30, 2013	2,850,000	$0.14	4.80

NOTE 8. Fair Values of Financial Instruments

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

AMERICAN CRYOSTEM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. Fair Values of Financial Instruments – Continued

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2013.

NOTE 9. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Executive Officer and Chairman of its Board of Directors and its Chief Operating Officer. A withdrawal of the efforts of the Chief Executive Officer and Chairman or the Chief Operating Officer would have a material adverse affect on the Company’s ability to continue as a going concern.

NOTE 11. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it as of June 30, 2013 and the date of these financial statements.

NOTE 12. Subsequent Events

The Company has made a review of material subsequent events from June 30, 2013 through the date of this report and found no material subsequent events reportable during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

We have pioneered a proprietary, patented clinical processing methodology that prepares and cryo-preserves adipose tissue in its raw form without manipulation, bio-generation or the addition of animal-derived products or other chemical materials that require removal upon retrieval. This core process makes each sample suitable for use in cosmetic tissue grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, there are over 100 therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified and in use globally, and more discoveries are being made each day.

Products and Services

Currently, American CryoStem is focused on transitioning from a relative development-stage company to full commercial enterprise with multiple high margin business lines generating sustainable, recurring revenue streams. Our business remains in its formative stage and to date has generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management anticipates that we are well positioned to provide the following services:

•	Collecting an individual’s adipose tissue through a participating doctor who will forward the tissue to our FDA registered laboratory;

•	Processing the tissue in the laboratory for immediate storage or to separate the component parts of an individual’s adipose tissue, which includes the stem cells and other regenerative cells;

•	Cryopreserving adipose tissue and/or adipose derived stem cells for immediate use or long term storage;

•	Provide testing services for physicians performing in-office procedures and tissue processing;

•	Contract manufacturing services to cosmetic and biotechnology cellular application developers; and

•	Sale or licensing of our patented stem cell culture and differentiation medium to researchers and product developers on a global basis.

Our branded product and service offerings include:

Cellular Processing and Cryopreservation Services

•	CELLECT™ Cellular Collection and Storage Service – a clinical solution for physicians to asepticitally collect and deliver tissue samples utilizing proprietary and patent-pending methods and materials. The service creates an unbreakable “chain of custody” between physician/client and ACS Laboratories. The CELLECT™ service is monitored in real-time and assures the highest cell viability upon laboratory receipt.

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

•	ATGRAFT™ Adipose Tissue Storage Service – a clinical solution for physicians to provide their patients with the highest quality fat transfer and body sculpting procedures and storage technologies. The ATGRAFT™ Service permits individual patients to benefit by using their own stored adipose tissue as a natural biocompatible filler for future fat grafting procedures without the trauma of further liposuctions to extract the tissue. ATGRAFT™ procedures include breast augmentation, buttocks enhancement or volume corrections in the hands, face and neck.

Anti-Aging, Autologous Skin Care Product Line

Under agreement with Personal Cell Sciences (PCS), we offer our CELLECT™ Service to PCS’ current and new clients. PCS is a private company founded by our Chairman and CEO, John Arnone. Our ACS Laboratories division manufactures the key ingredient Autokine-CM™ for PCS’ U-Autologous™ anti-aging topical formulation. Additionally, this relationship provides PCS’ clients the ability to utilize the ATGRAPH™ service and create a clinical grade stem cell sample for future use in Regenerative Medicine, a form of “bio-insurance.” Each topical formulation is genetically unique, custom blended and delivered monthly to the customer. PCS’ customers also pay ACS storage fees for their clinical grade stem cell storage.

Patented Cell Culture Media Products

We are also engaged in development, manufacturing, marketing, selling and licensing our patented human-based tissue culture media products under the trademark ACSelerate™.

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

More specifically, ACS Laboratories has been granted patent number 7,989,205 “Cell Culture Media, Kits and Methods of Use” (August 2, 2011). The granted claims include “A cell culture medium for clinical growth of human adipose stromal cells for human clinical and therapeutic applications.” The granted claims also include variations for cellular differentiation of adipose derived stem cells into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, smooth muscles cells in both HSA (clinical) grade and FBS (research) grade. This patent covers both non-GMP research grades and GMP clinical grades suitable for cell culture of adipose-derived mesenchymal stem cells intended for use in humans.

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

We are continuing to expand our products and services based upon our intellectual property portfolio and projects in the pipeline. Our initial patent was granted on August 6, 2011 for our adipose stromal cell culture media and differentiation media. We have filed multiple patent applications for our products and methods including:

•	ACSelerate-SF™ (animal serum free) and ACSelerate-LS™ (low dose bovine serum) adipose stromal cell culture and differentiation medium in clinical and research grades;

•	The CELLECT™ collection and tracking system for collecting tissue and cellular samples;

•	Adipose tissue, stromal vascular fraction (SVF) and adipose derived mesenchymal cell processing, expansion and differentiation;

•	Storage preparation methods for adipose tissue, stromal vascular fraction (SVF) and adipose derived cellular samples;

•	Testing and quality management methods, systems, data collection and maintenance;

•	Cryoprotectant for the storage of adipose tissue samples; and

•	The ATGRAFT™ service for the collection, preparation, storage and retrieval of adipose tissue for cosmetic and plastic surgery biocompatible fillers.
15

Collaboration and Partnering Opportunities

During 2012, we entered into a Collaboration Agreement with Protein Genomics, Inc. (PGen) to test and develop new products combining certain intellectual property and patented products developed by our Company. We have provided PGen with research materials and our patented cell culture media for testing with PGen’s patented products designed for the wound healing market. Initial testing has been completed and, on September 1, 2012, we entered into a Memorandum of Understanding (MOU) with PGen to further develop products based upon the results of the initial collaboration.

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

Institutional Review Board Approval of Protocols

In order to make it easier for other physicians and researchers to study the safety of Stromal Vascular Fraction (SVF) or ADRCs, we sought and received approval from the Institutional Review Board (IRB) of the International Cell Surgical Society (ICSS) of our protocols for the processing of SVF and culturing of mesenchymal stem cells from autologous adipose tissue. The two protocols, titled Autologous Adipose Tissue-Derived Stromal Vascular Fraction (SVF) Containing Adult Stem Cells with Isolation of SVF and Culturing of Adipose Derived Stem Cells (ADSCs) For Use in Institutional Review Board Studies, provide appropriate testing methods necessary to move the clinical investigative process towards uniform treatments, and the collection of cGMP processing and outcome data required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies, including potency (cell count), contamination testing and cell viability.

The ICSS IRB thoroughly evaluated every step of American CryoStem’s processing protocols, which serve to isolate the SVF or ADSCs from a patient’s adipose tissue. The objective of the IRB is to assess these protocols to ensure the highest patient safety possible and to minimize the risks for those participating in innovative research and investigational studies. Shortly following the end of the second fiscal quarter, ended June 30, 2013, the ICSS IRB approved the protocols.

The Company is now making available its processing services utilizing the IRB-approved protocols to physicians and clinical researchers for inclusion in their studies. By adopting these protocols and the laboratory services of American CryoStem, researchers can focus their resources on application development rather than creating, validating and managing a clinical laboratory for processing tissue and cellular samples. These protocols do not involve actual human clinical trials, but affords the IRB the opportunity to endorse standardized and validated processing methodologies for the isolation of SVF and for tissue culture expansion of ADSCs obtained from SVF.

Management intends to pursue additional collaborative and partnering opportunities as a strategic method to enhance awareness of and expand the distribution of our patented products, services, technologies and expertise in the IRB-approved clinical processing of adult adipose tissue for autologous (self) use and ADRCs. We believe that as the pace of clinical trial results increases and scientific and peer reviewed papers are published, new opportunities to market our existing products, services and Intellectual Property portfolio may also emerge.

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

Market Size and Opportunities

By leveraging and capitalizing on our proprietary Adipose Tissue Processing Platform, our Company is working to address multiple high growth, multi-billion dollar market opportunities, including those prevailing within the Regenerative Medicine, Cosmeceutical and Cell Culture Media markets.

Regenerative Medicine Market

The market for Regenerative Medicine continues to grow worldwide; according to BCC Research (January 2013), it is expected to accelerate at roughly 12% annually, from $3.8 billion in 2011 to $6.6 billion in 2016.

•	The global market for stem cell products was $3.8 billion in 2011. This market is expected to reach nearly $4.3 billion in 2012 and $6.6 billion by 2016, increasing at a compound annual growth rate (CAGR) of 11.7% from 2011 to 2016.

•	The American market for stem cell products was $1.3 billion in 2011. This sector is expected to rise at a CAGR of 11.5% and reach nearly $2.3 billion by 2016.

•	The European market for stem cell products was $872 million in 2011 and is expected to reach nearly $1.5 billion by 2016, a CAGR of 10.9%.

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

Cell Culture Market

The Cell Culture market is $2.3 billion according to a report in Genetic Engineering & Biotechnology News (January 12, 2012 Vol. 32 No.2) and is expected to grow to $3.9 billion by 2015; this equates to 70% growth over a six-year period. This expected growth may be further enhanced by an expected shortage of bovine serum, a major component in research and the manufacture of certain cellular therapy products according to “Peak Serum: Implications of serum supply for cell therapy manufacturing,” a commentary by David A. Brindley published in RegenMed (2012, January 7(1), 7-13),which further states “Without a sustainable supply or viable alternatives to these components, the commercial-scale production of cell therapies will be impossible, halting the momentum of the industry.”

Marketing and Distribution

A key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue processing and cell storage, therapeutic applications, research and commercial uses of adipose tissue within the regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs will be closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts are intended to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to employ both print advertising and social media sales campaigns. In addition, we plan to utilize key leaders, and early adaptors in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network and collaborate with us.

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

•	Dayong Gao, Ph.D.

Dr. Gao is a world-renowned Professor of Mechanical Engineering and Biomedical Engineering at the University of Washington in Seattle. He has been actively engaged in cryopreservation research for more than 20 years, with specific emphasis on fundamental and applied cryobiology, which is the investigation of mechanisms in cryoinjury and cryoprotection with respect to living biological systems at low temperatures; with the development of optimal methods and technologies for the cryopreservation; and with the banking of living cells and tissues for biomedical applications. Dr. Gao has published 175 research papers in prestigious scientific/biomedical journals, with over 250 papers/abstracts in conference proceedings. He has obtained 16 patents, and authored two scientific books and numerous chapters in 17 scientific books. He currently serves on the Editorial Board, as Editor-in-Chief, of six scientific journals, and is the Editor of the Cryopreservation Engineering section of Biopreservation and Biobanking. His research in cryobiology and cryopreservation has been funded by the National Institutes of Health, the American Cancer Society, the Bill and Melinda Gates Foundation, the American Heart Association, the Whitaker Foundation, the Washington Research Foundation and the Kentucky Science Foundation, among others. Dr. Gao graduated with B.Sc. degree from the University of Science and Technology in China, and received a Ph.D. in Mechanical Engineering from Concordia University, Montreal, Canada.

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

Dr. Ensley is the Chief Executive Officer and Chairman of Protein Genomics, Inc. He previously served asChief Executive Officer of Phytotech, Inc. and President of NuCycle Therapy, Inc. prior to their sale. In addition, Dr. Ensley headed the Specialty Chemicals Group at Amgen, Inc. for nearly a decade. He holds a PhD in Microbiology from University of Georgia; is a Fellow of the American Academy of Microbiology; served on the BIO Directorate Board of the National Science Foundation; and is the Board Co-Chair of the University of Arizona’s BIO5 Institute. Dr. Ensley holds 19 issued U.S. patents.

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

Dr. Mittman currently serves as a senior partner of Seaview Orthopaedic and Medical Associates (SOMA) located in Ocean, New Jersey. He has assembled a team of highly qualified board certified, fellowship trainedphysicians to practice at SOMA specializing in general orthopaedics, as well as surgery of the Spine, Hand/Wrist, Knee/Shoulder, Total Joints, Foot and Ankle, Sports Medicine, Pain Management and Osteoporosis. SOMA currently operates six locations committed to providing quality care in Monmouth and Ocean Counties.After earning a Bachelor of Arts degree at John Hopkins University, Dr. Mittman earned his Medical Degree at the Albert Einstein College of Medicine in New York and completed orthopaedic training in 1978 at Montefiore Hospital in New York. He is a member of the New Jersey Orthopaedic Society, Orthopaedic Surgeons of New Jersey, Monmouth County Medical Society and the American College of Sports Medicine.

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

Liquidity and Capital Resources

We had a cash balance of $31,355 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $88,018 during the nine months ended June 30, 2013 in professional fees (legal, accounting and consultants) and $192,417 in Research and Development.

Commitments

As of the date of this quarterly report, the Company’s material capital commitments were (i) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities; (ii) an equipment lease in the amount of $67,320 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015; and (iii) the current two-year lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, which was signed on February1, 2012 and is subject to a monthly payment of $1,350.

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,500. The total rent for office facilities for the nine months ended June 30, 2013 was $22,500.

The Company in connection with the closing of the Asset Purchase Agreement assumed an unsecured note payable in the face amount of $65,000 with interest payable upon maturity of 6%. The note matured October 31, 2012; and on December 31, 2012 the note holder accepted in exchange for the matured note, $72,500 of the company’s 8% convertible notes which mature September 30, 2014. The Note holder immediately converted $25,000 principal amount of the new note receiving 71,429 restricted common shares and the remaining note balance is included in the Company’s current outstanding notes payable balance.

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

Basis of Presentation

Our financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred.

Management’s Use of Estimates

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

As of June 30 2013, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

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

During the nine months ended June 30, 2013, the Company issued a principal amount of $884,750 of 8% Convertible Notes due September 30, 2014 and received proceeds of $884,750. The notes are convertible into restricted shares of the Company’s common stock ($0.001 par value) at any time until maturity by the holder at $0.35 per share. The Company may also prepay the notes at any time upon at least 30 days written notice to the holder(s) either in whole or in part. Upon any prepayment by the Company of the convertible note(s) the Company shall issue to the holder a warrant to purchase 250 shares of our common stock for each $1,000 of principal prepaid. Each warrant issued upon prepayment shall have an exercise price of $0.35 per share of common stock and shall be exercisable for a period of two years from the date of the prepayment. Certain purchasers of the convertible notes elected to convert a principal amount of $767,350 resulting in the issuance of 2,192,143 restricted shares of the Company’s common stock. Proceeds from the notes we used for product development, product marketing and general working capital.

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
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 14, 2013	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
26