Form 10-Q
period 2013-12-31
AMERICAN CRYOSTEM Corp
filed 2014-02-19
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 17, 2014 there were 32,655,721 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statement

AMERICAN CRYOSTEM CORPORATION

INTERIM BALANCE SHEETS

For the Three Months Ended December 31, 2013 & 2012

(Unaudited)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$3,383	$30,114
Trade Accounts Receivable	7,066	—

Total current assets	10,449	30,114

Property and Equipment (Net of Accumulated Depreciation)	271,795	309,036

Other Assets	176,860	141,043

Total Assets	$459,104	$480,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$313,154	$223,855
Convertible Notes Payable	196,050	—
Note Payable	25,000	—
Capital Lease Payable	20,239	20,239
Total current liabilities	554,443	244,094

Long-Term Liabilities
Convertible Notes Payable	—	206,500
Note Payable to Shareholder	—	73,450
Capital Lease Payable	6,070	5,291
Payable to Shareholder	139,447	140,535

Total Long-Term Liabilities	145,517	425,776

Shareholders’ equity:
Common stock ($.001 par value, 32,640,721 shares issued and outstanding at December 31, 2013, and 28,298,362 shares issued and outstanding at December 31, 2012; 300,000,000 shares authorized)	32,641	28,299
Additional paid in capital	6,114,518	3,672,092
Accumulated deficit	(6,388,015)	(3,890,068)
Total shareholders’ equity	(240,856)	(189,677)

Total Liabilities & Shareholders’ Equity	$459,104	$480,193

See accompanying notes to condensed consolidated financial statements.

AMERICAN CRYOSTEM CORPORATION

INTERIM STATEMENT OF OPERATIONS

For the Three Months Ended December 31, 2013 & 2012

(Unaudited)

	Three Months Ended
	December 31, 2013	December 31, 2012

Revenues	$6,139	$—

Operating Expenses:
Professional Fees	67,911	80,815
Research & Development	61,905	49,174
Administration	182,932	82,305

Total Operating Expenses	312,748	212,294

Net Loss from Operations	(306,609)	(212,294)

Other Income (Expense)	(6,013)	(2,125)

Net Loss	$(312,622)	$(214,419)

Basic & fully diluted net earnings (loss) per common share	$(0.009)	$(0.008)

Weighted average of common shares outstanding: Basic & fully diluted	32,528,124	28,197,922

 See accompanying footnotes to the condensed consolidated financial statements.

AMERICAN CRYOSTEM CORPORATION

INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2013 & 2012
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Operating Activities:
Net loss	$(312,622)	$(214,419)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	9,567	9,551
Accrued interest	5,220	975
Changes in other operating assets and liabilities
Accounts receivable	(5,063)	—
Accounts payable and accrued expenses	47,805	(16,675)
Net cash used by operations	(255,093)	(220,568)

Investing activities:
Patents and Trademarks	(7,125)	(3,970)
Net cash used by investing activities	(7,125)	(3,970)

Financing activities:
Issuance of convertible notes	5,250	206,500
Issuance of Note Payable	25,000	—
Issuance of common stock	124,250	49,000
Loan from shareholder	—	723
Payment of Capital lease	(4,831)	(5,610)
Net cash provided by financing activities	149,669	250,613

Net increase (decrease) in cash during the period	(112,549)	26,075

Cash Balance, beginning of period	115,932	4,039

Cash balance, end of period	$3,383	$30,114

Supplemental disclosures of cash flow information:
Interest Expense	$793	$—
Income Taxes	$—	$—

See accompanying footnotes to the condensed consolidated financial statements.

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2013

Prices and Shares Adjusted for Stock Splits

	Common Stock		Additional	Accumulated	Total Shareholder’s
	Shares	Par Value	Paid In Capital	Deficit	Equity
Balance at September 30, 2012	32,285,721	$32,286	$5,990,063	$(6,075,393)	$(52,484)

Convertible Notes converted to Common Stock	355,000	355	123,895		124,250

Net Loss	—			(312,622)	(312,622)

Balance at December 31, 2013	32,640,721	$32,641	$6,114,518	$(6,388,015)	$(240,856)

See accompanying footnotes to the condensed consolidated financial statements.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2013 and 2012

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

American CryoStem Corporation is a developer, marketer and licensor of patented adipose tissue-based cellular technologies and related proprietary services with a focus on clinical processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose-derived regenerative cells (“ADRCs”). We have developed what we believe is a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which we believe supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Through our ACS Laboratories division, we operate an FDA registered clinical laboratory designed and which we believe to be in compliance with the FDA’s current Good Manufacturing Procedures (cGMP) for human tissue processing, cryro-storage and cell culture and differentiation media development facility, located in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

On October 18, 2013, the Company formed Autogenesis Corporation (“Autogenesis”) as part of its collaborative agreement to develop wound healing products and other cellular therapies with privately-held Protein Genomics (PGen). Autogenesis is jointly owned by American CryoStem and Protein Genomics. Autogenesis will be separately funded and will serve as the dedicated business unit focused on continuing and accelerating the research and development of innovative new products and biotechnologies that combine American CryoStem’s ATCELL ™ (adipose derived regenerative cells), and ACSelerate ™ cell media culture products with PGen’s Elastatropin ® human-based protein materials.

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

Revenue Recognition - The Company recognizes revenue from the processing of adipose tissue once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

Recent Accounting Pronouncements:

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

On August 26, 2013, the Company entered into an Agreement with an investment banker as the exclusive financial advisor and placement agent in connection with a private offering of the Company’s securities. The Company is completing the due diligence and expects to begin the offering in the second quarter of fiscal 2014.

The Company plans to continue to fund its operations through capital fundraising activities in 2014 until the new commercial facilities generate sufficient revenue to support its operations.

NOTE 3. Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the periods reported. The Company had 6,625,000 and 2,900,000 options outstanding for the three months ended December 31, 2013 and 2012, respectively; the effects of the options are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

Net loss per share is computed as follows:

	Dec 31, 2013	Dec 31, 2012
Net Loss	$(312,622)	(214,419)
Weighted average shares outstanding	32,528,124	28,197,922
Basic & fully diluted net earnings (loss) per common share	$(0.009)	$(0.008)

NOTE 4. Property and Equipment

	December 31, 2013	December 31, 2012
Office Equipment	$26,637	$26,638
Lab Furniture	642	642
Office Furniture	998	0
Lab Equipment	246,407	246,407
Lab Software	123,000	123,000
	397,684	396,686
Less: Accumulated Depreciation	(125,889)	(87,651)
Net Property and Equipment	$271,795	$309,036

Lab equipment includes $88,000 of leased equipment. Depreciation expense on this leased asset for three months ended December 31, 2013 and 2012 was $3,143 and $3,143, respectively.

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

NOTE 6. Debt

During the three months ended December 31, 2013, the Company issued $129,500 of convertible notes. The convertible notes have an exercise price of $0.35 per share of common stock and mature in September 2014. Of the convertible notes issued, $124,250 was converted to common stock.

On December 11, 2013, the company issued a note for $25,000. The note matures on December 11, 2015.

The following table describes the Company’s debt outstanding as of December 31, 2013:

Debt	Carrying Value	Maturity	Rate
Capital lease	$26,309	March 31, 2015	10.00%

Convertible notes	$196,050	September 30, 2014	8.00%

Note Payable	$25,000	December 11, 2015	8.00%

Due to shareholder	$139,447	Demand	0.00%

NOTE 7. Commitments & Contingencies

Operating Leases – The Company has two operating leases for its laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. Each lease is for a term of three years with a monthly rent of $1,650 per laboratory. The term of the leases is from February 1, 2014 through January 31, 2017.

The Company has an operating lease for its office facilities in Eatontown, New Jersey. The lease is for a term of three years with a monthly rent of $2,650. The term of the lease is from May 1, 2012 through April 30, 2015.

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2014	22,440

2015	5,610

Total minimum lease payments	$28,010

Less amounts representing interest	(1,701)

Present value of net minimum lease payments	$26,309

Note Payable – In addition to the repayment of the Note and Interest on the Note mentioned in Note 6, the Company will concurrently issue to the holder an option to purchase 25,000 shares of the Company’s Common Stock at $0.05 per share.

Contract Research & Development – On December 1, 2013, the Company executed two additional agreements (1) the Cooperative Research Agreement and (2) the Research Evaluation and License Option Agreement, with Rutgers University for further collaboration and intellectual property development with Dr. Kibum Lee. The Cooperative Research Agreement calls for the Company to provide Dr. Lee’s laboratory and staff with additional materials to continue their research utilizing the Company’s ATCELL ™ and ACSelerate™ products. The Agreement also provides for the Company to have exclusive access to certain identified Rutgers intellectual property and for the joint ownership of any additional intellectual property developed. The Research Evaluation and License Option Agreement provides a platform for the Company to be the exclusive developer and licensor for the commercial development of any new intellectual property and patent rights. The Company will also be managing all patent application and prosecution for any technologies developed under the Agreements. The Company has agreed to pay Rutgers University $93,000 for this research project.

NOTE 8. Common Stock Issuances

During the three months ended December 31, 2013, the Company issued 355,000 shares of common stock in connection with the conversion by the holders of $124,500 principal amounts of its unsecured convertible notes, as referred in Note 6.

NOTE 9. Stock Options

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

	FY 2013	FY 2012
Dividend yield	0.00%	0.00%

Risk free interest rate	0.25%	0.50%

Volatility	16.60%	68.04%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at December 31, 2013:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity

Outstanding at September 30, 2013	6,600,000	$0.18	4.16

Issues	25,000	$0.05	2
Exercises	0
Expires	0

Outstanding at December 31, 2013	6,625,000	$0.18	3.91

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at December 31, 2013.

NOTE 11. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of the Chief Operating Officer or the Chief Executive Officer and Chairman would have a material adverse effect on the Company’s ability to continue as a going concern.

NOTE 12. Litigation

From time to time we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

NOTE 13. Subsequent Events

In January 2014, the Company (i) sold $250,000 aggregate principal amount of Notes (the “Bridge Notes”), which Bridge Notes bear interest at the rate of 8% per annum and mature between January 8, 2015 and January 22, 2015, and (ii) issued to the purchasers of the Bridge Notes, options (the “Bridge Options”) to purchase in the aggregate 250,000 shares of Common Stock at an exercise price of $.05 per share. The Company may issue additional Bridge Notes and Bridge Options.

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

Background

American CryoStem Corporation was incorporated in the state of Nevada on March 13, 2009. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (“ACS”) in exchange for our issuance of 21,000,000 shares of Common Stock to ACS (the “Asset Purchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) on April 27, 2011 disclosing the Asset Purchase and certain related matters.

Overview

American CryoStem Corporation is a developer, marketer and licensor of patented adipose tissue-based cellular technologies and related proprietary services with a focus on clinical processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose-derived regenerative cells (“ADRCs”). We have developed what we believe is a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which we believe supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Through our ACS Laboratories division, we operate an FDA registered clinical laboratory designed and which we believe to be in compliance with the FDA’s current Good Manufacturing Procedures (cGMP) for human tissue processing, cryro-storage and cell culture and differentiation media development facility, located in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

Our proposed business strategy is centered on expanding our research and development through scientific collaborations and generating revenue through the sale and licensing of our patented products and services to attempt to capitalize on:(1) adipose tissue and adipose derived stem cell (“ADSC”) technologies; (2) scientific breakthroughs incorporating ADSCs that we believe have been rapidly shaping what we believe is the fast growing Regenerative and Personalized Medicine industries; (3) providing these growth industries with a standardized cell processing platform; (4) enhancing the delivery of healthcare through cellular-based therapies and applications which address disease treatment, wound and burn healing, joint repair and management, and personalized health and beauty care; and (5) building a network of physicians for the delivery of our products and services.

We market a proprietary, patent pending clinical processing methodology that collects, prepares and cryo-preserves adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials requiring removal from the sample upon retrieval or prior to use. Management believes this core process makes each sample suitable for use in cosmetic tissue grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of January 31, 2014, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1277) adult stem cells (4205) adipose derived stem cells (93), mesenchymal stem cells (376), and stromal vascular fraction (15).

Products and Services

American CryoStem is focusing on multiple business lines that we believe can generate sustainable, recurring revenue streams from each of our developed products and services. Our products are designed in a modular fashion so that each service we believe can be performed in connection with or as a precursor to another Company service. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as using our ACSelerate™ cell culture media in all product processing, production and contract manufacturing services.

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, we believe we are well positioned to leverage our developed and proposed products and services as the basis for a host of Regenerative Medicine uses and future applications.

Our laboratory products and services we intend to offer are:

ACS Laboratories™

●	Manufacturing and sale of our patented ACSelerate-SFM™ and ACSelerate-LSM™ cell culture and differentiation media products

●	Creation and shipping to physicians CELLECT™ collection kits

●	Creation and sale of client and research grade ATCELL™

●	Contract Manufacturing including Autokine CM™

●	Provide testing services for physicians performing in-office procedures and tissue processing

●	Participation and support of all collaborative university and commercial research projects

CELLECT®

●	Tissue Collection methodology designed for participating physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory for processing testing and storage;

ATGRAFT™

●	Tissue processing at our laboratory of adipose tissue received from clients and prepared for long term storage in different configuration sizes allowing future retrieval for tissue grafting procedures or the production of ATCELL™ products for Regenerative Medicine applications;

ATCELL™

●	Clinical Processing of the adipose tissue which removes the adipocytes and red blood cells creating the ATCELL™ autologous cell lines for storage, expansion, or differentiation;

●	Clinical and Research grade donated ATCELL™ lines for use with collaborative partners in research and application development and optimization, cell morphology and characterization assays, and growth analysis;

ACSelerate™

●	Patented animal serum free cell culture media products for growing human stromal cells (including all cells found in human skin, fat and other connective tissue);

●	ACSelerate-SFM™ cell culture media is available animal free (Fetal Bovine Serum (FBS) free), which is designed for clinical grade cell culture;

●	ACSelerate-LSM™ is a low FBS (0.05%) version for application development and research purposes.

Our branded product and service offerings include:

CELLECT®- Validated Collection, Transportation, and Storage System – A clinical solution allowing physicians to collect and ship tissue samples to our laboratory utilizing proprietary and patent-pending methods and materials. The CELLECT® service is monitored in real-time and we believe assures the highest cell viability in the tissue upon laboratory receipt. The CELLECT® service is included in our pending patent application PCT/US2011/39260.

We believe that American CryoStem is the first tissue bank to globally incorporate through its CELLECT® service the International Blood Banking identification and labeling and product identification coding system. The coding was developed in conjunction with the American Association of Blood Banks (AABB), the American Red Cross and the International Society of Blood Transfusion (ISBT). These groups combined formed the International Council for Commonality in Blood Banking Commonality (ICCBBA) and developed the ISBT 128 Standard for machine readable labeling. This labeling system is an acceptable machine readable labeling standard, product description, and bar coding system for FDA Center for Biologics Evaluation and Research requirements under 21 CFR 606.12(c) 13. American CryoStem conforms to this standard in its Mount Laurel facility and all cellular and tissue products produced at the facility carry our W3750 ICCBBA facility identifier allowing any hospital, clinic, laboratory and regulator worldwide to identify the origin and obtain additional information of any sample produced at an American CryoStem facility. The Company intends to promote this standard in laboratories that license or utilize our technology.

ATGRAFT™ Adipose Tissue Storage Service – A clinical adipose tissue (fat) storage solution allowing physicians to provide their patients with multiple tissue/stem cell storage options. The ATGRAFT™ Service; incorporated into one liposuction procedure, permits the individual to access multiple cosmetic or regenerative procedures by using their own stored adipose tissue (from the initial ATGRAFT™ storage). In this way the stored ATGRAFT™ can be used as a natural biocompatible filler or cellular therapy application and the client can avoid the trauma of additional or multiple liposuction procedures. We believe potential ATGRAFT™ uses and procedures include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our cGMP standards so that any stored fat tissue sample may be retrieved from cryopreservation in the future and re-processed to create ATCELL™ our clinical grade stem cell product for use in Regenerative Medicine applications. The AGRAFT™ products and services are incorporated into our pending patent application PCT/US13/44621.

The fees we intend to charge for ATGRAFT™ tissue processing and storage range from $750 to $2,500, depending upon the volume of tissue processed. The annual storage fees we intend to charge are: (i) the minimum storage fee of $200 for up to 100mL of tissue, or (ii) samples over 100mL are billed $200 plus $1 per mL for the amount over 100mL annually. These fees may be paid by the collecting/treating physician or the consumer. The Company believes it will earn additional fees from the physician of $100 to $500, for the thawing, packaging and shipment of the stored samples to the physician for immediate use upon receipt. The AGRAFT™ products and services are incorporated into our pending patent application PCT/US13/44621.

ATGRAFT™ Storage and Retrieval fees are determined by the storage configuration as follows:

●	Small Sample package - storages of 100ml of adipose tissue or less. Storages sizes are 4ml vials and 25ml cryo storage bags or a single 100ml cryo storage bag. The small storage package is ideally suited for the physician to market additional procedures to the hands, feet, face and neck and for the correction of small surgical defects.

●	Medium Sample package - storage of 100ml to 300ml of adipose tissue. Storage sizes are 25ml and 100ml cryo storage bags. The medium storage package is ideally suited for the physician to use in follow up corrections to same day tissue transfers and minor surgical defect corrections as well as to the hands, feet, face and neck and for the future retrieval of stored samples for cellular processing and use in Regenerative Medicine and Cosmetic Products.

●	Large Storage package - storage of over 300ml of adipose tissue. Storage sizes are 25ml and 100ml cryo storage bags. The large storage package is ideally suited for secondary large volume procedures such as breast augmentation and buttock lifts as well as corrections to large surgical procedures

●	Custom Package - storages for pre planned procedures as in mastectomy or lumpectomy correction. The company adjusts the fees based upon the final storage configuration.

We believe the ATGRAFT™ service creates a significant revenue opportunity for the participating physician to promote additional procedures and generate additional fees from waste material (fat) collected during liposuction procedures. We believe these potential additional fees can be generated with lower physician costs by eliminating the overhead associated with performing a liposuction for each procedure including the general and personnel expenses associated with utilizing a surgical center, hospital operating room or an in office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Clinically processed and characterized ADSCs created using the Company’s proprietary Standard Operating Procedures (SOPs) and patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADSC and differentiated cell products and processing. The Company can create multiple master and differentiated cell lines for an individual and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL – SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes), etc.). The lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine applications and procedures. The Company intends to charge the client fees ranging from $750 to $5,000 to process a previously stored ATGRAFT™ sample or a minimum of $1,500 for newly collected client tissue samples requesting ATCELL™ (cellular component) processing. Customer samples submitted for processing must utilize the CELLECTR collection system to conform to our internal cGMP SOPs.

The Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample and for additional culturing in the ACSelerate™ cell culture and differentiation media. We believe cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. We believe ATCELL™ is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ SFM (fetal bovine serum (FBS) free media) or LSM (low 0.05% FBS media) differentiation media. The ATCELL™ products and services are incorporated into our pending patent filing US Serial No. 13/646,647.

The Company’s ATCELL™ cell lines are adipose derived stem cells (ADSC), cGMP processed and will be cultured in our patented ACSelerate™ – SFM, and ACSelerate-LSM™ cell culture media. All donated tissue, cells, and research materials that are made available for sale to research institutions will be tested for sterility, disease, lifespan, and population doubling rate (PDL). Additionally we believe these cells are suited for any type of cellular therapy or regenerative medicine research. Cell morphology is confirmed by (i) flow cytometry and (ii) differentiation analysis using ACSelerate™ differentiation media. Each ATCELL™ line can be further cultured and differentiated allowing the Company to provide genetically matched clinical grade cell types. We believe this research methodology provides opportunities for the Company’s ATCELL™ and ACSelerate™ products to become the building blocks of final developed commercial applications.

The chart below illustrates the flexibility and capabilities of our products and how they are combined to create new and differentiated lines and their potential applications.

Master Cell Product	Cell Media Used	Resulting Cell Type	Potential Applications *
ATCELL – SVF™	ACSelerate – SFM ™ ACSelerate – LSM™	ATCELL™	Topical wound healing, infusion therapies, Orthopedic, Dental and Cosmetic applications
ATCELL™	ACSelerate – SFM ™ (animal product free)	Animal free clinical grade cultured adult stem cell lines in passages P0 to P4	Systemic and chronic disease, infusion therapy, regenerative tissue technologies focused on structural and stromal tissue loss from disease and injury throughout the body, wounds, ulcers, burns
ATCELL™	ACSelerate – LSM™ (contains 0.05% Fetal Bovine Serum)	Research grade cultured adult stem cell lines in passages P0 to P4	Systemic and chronic disease, infusion therapy, regenerative tissue technologies focused on structural and stromal tissue throughout the body
ATCELL™	ACSelerate™ – CH	ATCELL™– CH (Chondrocytes)	Cell Morphology Assays, repair and regeneration of cartilage damage and loss resulting from degenerative disease (rheumatoid and osteoarthritis) trauma, sports injury, etc.
ATCELL™	ACSelerate™ – OB	ATCELL™ – OB (Osteoblasts)	Cell Morphology Assays, repair and regeneration of bone damage and loss due to chronic or systemic disease, trauma and sports injury
ATCELL™	ACSelerate™ – AD	ATCELL™ – AD (Adipocytes)	Cell Morphology Assays, repair and regeneration of stromal and adipose tissue loss from disease, injury, trauma, surgical procedures, lumpectomy, mastectomy, radiation and chemotherapy,
ATCELL™	ACSelerate™ – SFM	Autokine™ – CM	Topical wound healing, infusion therapies, Orthopedic, Dental and Cosmetic applications

* Additional information on stem cell research can be found at www.clinicaltrials.gov and www.nih.gov (see adipose tissue, adipose derived stem cells and mesenchymal stem cells).

The ability of the Company to provide clinical grade ATCELL™ lines and ACSelerate™ culture and differentiation media for research and development collaborators, partners and other third parties, we believe, extends the Company’s ability to in the future become a primary source of clinical grade materials and services necessary to support approved applications and treatments.

ACSelerate™Cell Culture Media Products – Manufactured patented cell culture media products for growing human stromal cells (including all cells found in human skin, fat and other connective tissue). ACSelerate™ cell culture media is available animal serum (FBS) free, which is suitable for human clinical and therapeutic uses; and a low serum version (0.05% FBS) for application development and research purposes is also available.

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium (clinical) grade and FBS (research) grade. This patent covers both non-GMP research grades and GMP clinical grades suitable for cell culture of adipose-derived stem cells intended for use in humans.

We believe the most widely used cell culture medium today for growing and differentiating stem cell cultures for in vitro diagnostics and research contains 10% or more FBS. The use of FBS and other animal products in clinical cellular therapy application development and manufacture raises concerns and generates debates within the scientific and regulatory community relating to potential human/animal cross-contamination. These same concerns may also need to be addressed through additional expensive and expansive testing and documentation with the FDA during the application and approval process for new cellular therapies. FDA concerns are evidenced in their Guidance’s and Guidelines regarding cellular therapy involving human cells, tissues and products (HCT/Ps) published and maintained by the FDA such as: Guidance for Industry: Source Animal, Product, Preclinical and Clinical Issues Concerning the Use of Xenotransplantation Products in Humans, FDA Final Guidance, April 2003. It is our belief that eliminating or greatly reducing FBS in cellular manufacturing, applications and products can eliminate or ease these scientific and regulatory concerns and may prove to be a winning strategy for cellular therapy application developers seeking FDA approval. Similar concerns exist worldwide in markets that are governed by agencies analogous to the FDA, such as the EMA in the European Union and the controlling regulatory bodies in Japan, Korea and China, among others.

The Company manufactures several versions of its ACSelerate™ cell culture media including:

●	ACSelerate-SFM™ - our flagship clinical grade, cGMP manufactured animal serum free cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for direct use or further culturing into other cell types;

●	ACSelerate-LSM™ - our flagship research grade, cGMP manufactured low FBS (0.05%) cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for research and cellular application development or further culturing into other research grade cell types;

●	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™), which are suitable for use in cartilage repair applications in knees and other joints for patients suffering from joint injury, osteoarthritis and other diseases that cause degeneration of joint cartilage;

●	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™) for the repair of bone injuries resulting from traumatic injury and musculoskeletal diseases;

●	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™) for the repair of adipose tissue defects resulting from injury or surgical procedures and is designed for those patients without an appropriate amount of body fat for corrective tissue transfer procedures;

●	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™) for the repair of muscle tissue defects and loss as the result of traumatic injury, surgery or systemic disease;

●	ACSelerate-GY™- a clinical grade, non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media designed to conform to certain FDA and PHS 361 exemptions available for marketing our ATGRAFT™ service.

The Company is attempting to optimize through further research and testing, additional versions of the ACSelerate™ media product line to develop version for the differentiation of ATCELL™ ADSCs into neural, lung and other specific cell types that may be necessary in future clinical applications. Many of these applications are not currently approved by the US Food and Drug Administration.

ACS Laboratories: An unincorporated division of American CryoStem Corporation, it is intended will be responsible for (1) operating our Mount Laurel laboratory facility (2) the CELLECTR service (3) processing and storage of all ATGRAFT™ and ATCELL™ consumer sample, (4) manufacturing and distribution of all ACSelerate™ media products (5) processing and testing products and services for professional, institutional and commercial clients and, contract manufacturing relationships. The Company operates the division and the website acslaboratories.com to separate the proposed sale of commercial and research products from its consumer products, services and website www.americancryostem.com.

ACS Laboratories can also offer services to physicians and other medical professionals that perform tissue transfer and cellular therapy services in same day in-office procedures. Physicians can submit adipose tissue and cellular samples to the laboratory for sterility, viability, cellular density and growth assay analysis. The Company believes many physicians that provide their patients tissue transfer services do not have the facilities and equipment necessary to perform tissue testing. Large diagnostic and testing laboratories do not currently offer these specialized adipose tissue testing services. The Company will charge physicians from $200 for basic sterility testing and up to $1,000 for the full package of testing and analysis for any samples they submit.

Contract Manufacturing:-Under an agreement with PCS, we manufacture the key ingredient Autokine-CM™* (autologous adipose derived conditioned medium) for PCS’ U-Autologous™* anti-aging topical formulation. Each product is genetically unique to the patient and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECTR Tissue Collection service to collect the required tissue to manufacture the U-Autologous product and processes it under the same cGMP standard operating procedures that it developed for the ATGRAFT™ and the ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationship provides opportunities for the Company to promote its ATGRAFT™ and ATCELL™ products for an individual’s cosmetic purposes.

American CryoStem’s contract manufacturing services are available for corporate and biotech customers for custom and white label products and services for incorporation into their business. We believe the Company is positioned to manufacture products for white label opportunities with physicians, wellness clinics and spa’s. The Company intends to expand its relationships and contract manufacturing abilities through its physician network and globally through its proposed international licensing programs.

International Licensing Program – The Company believes that globally, many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received numerous inquiries concerning the sale or licensing of our SOPs, products and services in these jurisdictions. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To attempt to expand the Company’s believed sales, marketing and branding opportunities; the Company currently intends to create an international licensing program.

The Company believes it has designed the program to permit the licensing of the Company’s products and services to organizations that meet certain financial and technical criteria. When in place, the proposed licensing program the Company believes will allow for a variety of business relationship including franchising, partnering and joint venturing.

Significant to our proposed international development activities is the proposed global expansion of the American CryoStem branded services and patented products, as well as the proposed expansion of the Company’s services, technology and products as the core platform to implement cellular therapies and regenerative medicine.

Product Development

Our strategic approach to product development is to design, develop and launch new products and services that utilize or incorporate our existing products and services. Management believes that this approach will provide the Company with opportunities to produce near term cash flow, strong recurring revenue streams, strong international licensing partners and complementary scientific data. We focus on developing products, services and applications that require tissue collection and processing as the initial requirement to produce cellular therapies and products. These products and services can include adipose tissue and stem cell sample processing and storage as a form of personal “bio-insurance”, adipose tissue (fat) storage for cosmetic fat engraftment procedures, and the creation and production of topical applications and ingredients used by other companies in the wound care and cosmetic industries as well as cellular application and bio-materials development.

We intend to focus our efforts on the expansion of our product and service pipelines based upon our intellectual property portfolio, collaborative development relationships, product sales and distribution, and international licensing and partnering opportunities. Our current activities include supporting our university and industry collaborations by providing our products and services with the expectation that our products and services become the basis for new adipose tissue and stem cell based Regenerative Medicine and cellular therapy applications. We believe this strategy allows for our proposed research partners and their application development to begin with clinically harvested and processed adipose tissue and ADSCs (ATCELL™), which we believe can be a significant step toward accelerating the development and approval of new treatments.

Collaboration and Partnering Opportunities

Protein Genomics and Formation of Autogenesis Corporation

In 2012, American CryoStem entered into a Memorandum of Understanding (MOU) outlining our initial collaborative efforts with Protein Genomics, Inc. (PGen) to test and develop new products by combining certain components of our respective intellectual property and patented products. We have provided PGen and its research partner, Development Engineering Sciences (DES), with adipose derived stem cells (ATCELL™) and our patented cell culture mediums (ACSelerate™) for testing with PGen’s patented products designed for the wound healing market. We believe research and development has been ongoing since late 2012 and we believe notable progress has been achieved. In October of this year, the early results of this initiative was the subject of local media coverage in Arizona showcasing the groundwork laid by PGEN, DES and American CryoStem in providing assistance in what we believe is a quicker way to heal skin injuries using a patient’s stem cells.

As a result of the success realized in the early stage of this research collaboration, we entered into a formal joint venture with PGen through the incorporation of Autogenesis, Corp. as required in the 2012 MOU. Each company (CRYO and PGen) initially has an equal 50% ownership interest. All products capable of being commercialized, as well as any new intellectual property, resulting from the ongoing scientific collaboration will be wholly-owned by Autogenesis.

Rutgers University

In May of this year, American CryoStem entered into Material Transfer Agreements with three research scientists at Rutgers University allowing them to utilize the Company’s autologous adipose derived stem cells (ATCELL™) and patented, FBS serum free, cGMP grade cell culture and differentiation mediums (ACSelerate™) for evaluation with the anticipation to implement additional agreements to research, develop and commercialize innovative new cellular therapies targeting incurable diseases, neurological disorders and the $5 billion global wound care market.

In December of 2013, American CryoStem and Rutgers University executed a Collaboration and Research Agreement involving stem cell differentiation molecules and molecular biological reagents under the direction and supervision of Dr. KiBum Lee, the PRINCIPAL INVESTIGATOR (PI) for the research. We believe our collaborative efforts have advanced rapidly and new intellectual property we believe will result from this work. Based on the collaborative efforts under the Collaboration and Research Agreement, our Company’s patent counsel is preparing additional patent applications based upon earlier developments which are now optioned to American CryoStem. In addition, American CryoStem’s agreement with Rutgers University allows us the use of intellectual property and biomaterials developed by Dr. Lee and his team in combination with our ATCELL™ and ACSelerate™ products for the development of new cellular therapies and regenerative medicine applications.  To support the new discoveries, Dr. Lee and our professionals intends to develop file and publish patent applications, research papers, government and private grant funding applications to support future clinical studies as appropriate.

Further collaboration and research agreements are currently in negotiation with Rutgers researchers focusing on wound healing and topical delivery of our innovative products.

Institutional Review Board Approval of Protocols

In an effort to make it easier for other physicians and researchers to study the safety of adipose derived stem cells ADSCs and stromal vascular fraction (SVF), we sought approval from the Institutional Review Board (“IRB”) of the International Cell Surgical Society (“ICSS”) of our protocols for the processing of ATCELL-SVF™ and culturing of stem cells from adipose tissue ATCELL™. The two protocols, titled: Autologous Adipose Tissue-Derived Stromal Vascular Fraction (SVF) Containing Adult Stem Cells with Isolation of SVF, and Culturing of Adipose Derived Stem Cells (ADSCs) For Use in Institutional Review Board Studies, provide appropriate processing, storage and testing methods necessary to move the clinical investigative process towards uniform treatments. The collection of cGMP processing and outcome data from IRB approved protocols is required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies including at a minimum, potency (cell count), contamination testing and cell viability data.

The ICSS IRB we believe thoroughly evaluated every step of our Standard Operating Procedures (“SOPs”), which serve to isolate the SVF or ADSCs from a patient’s adipose tissue. The objective of the IRB was to assess these protocols to ensure the highest patient safety possible and appropriate data reporting and collection and, to minimize the risks for individuals participating in innovative research and investigational studies. In 2013, the ICSS IRB approved protocols for an additional IRB reviewed study titled, “Comparative Viability Assessment of Human Adipose Tissue Before and After Cryopreservation”. The new study was developed and submitted to support a pending clinical study of our ATGRAFT™ products and services and the development of publications in support of our patented technologies and product marketing efforts.

The Company is making available its processing services utilizing the IRB-approved protocols to physicians and clinical researchers for inclusion in their studies. By adopting these standardized and repeatable protocols (SOPs) and utilizing our laboratory services, researchers can focus their resources on application development rather than creating, validating and managing a clinical laboratory for the preliminary processing of tissue and cellular samples. These studies do not currently involve actual human clinical trials, but affords the IRB the opportunity to endorse our repeatable, standardized and validated processing methodologies for the isolation of SVF and for tissue culture expansion of ADSCs obtained from adipose tissue or SVF as the basis for future human clinical study.

Management intends to pursue additional collaborative and partnering opportunities as a strategic method to enhance awareness of and expand the distribution of our patented products, services, technologies and expertise in the IRB approved clinical processing of adult adipose tissue and ADSCs. We believe that as the pace of clinical trials result reporting increase and peer reviewed papers are published, new opportunities will be create to market our existing products, services and intellectual property portfolio.

Moreover, we believe that the combination of our validated cellular processing capabilities and patented products give us an economical platform to develop and produce cellular therapy applications for injection or intravenous therapy, topical applications, burn and wound healing, joint repair, disease treatments and Cosmeceuticals. The clinical methods and products we have developed are designed to permit a variety of treatments for any patient with their own (autologous) genetically matched raw materials, i.e. ATCELL™ and ATGRAFT™. Autologous cellular therapies have shown promising results for safety and efficacy in a variety of applications in published early stage clinical trial results and application studies.

Regulatory Information

The Company’s methods, testing and facilities are designed to be and the Company believes are in compliance with all current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (FDA) regulations as they relate to the operation of a tissue processing and storage facility.

The Company’s Mount Laurel facility is registered with the FDA (FEI 3008307548) as a processing and storage facility for Human Cells, Tissues and Cellular and Tissue Based Products (HCT/Ps) since 2010. In 2013 The Company further registered the facility as a tissue bank with the State of New York (CP169TP136) and The State of California (CNC80948). These state registrations required the submission of our Standard Operating Procedures (SOPs) for review by the respective state Health Departments. Annual updates are required to maintain the tissue bank registrations. In addition we have discussed our operations with the State of New Jersey Health Department and Department of Environmental Protection (NJDEP) to ascertain whether we are subject to any special regulations thereunder. Based upon these discussions, and our use of a registered medical waste disposal company, we believe we do not at this time have any special requirements for compliance with the State of New Jersey regulations.

The Company also is required to comply with a significant body of FDA and PHS regulation, including, but not limited to, regulations governing our SOPs which we have developed and reviewed with our FDA consultants.

Intellectual Property

Patents

From its very early stages, part of the Company’s strategy has been to develop intellectual property and protect such intellectual property. One of the reasons we are developing our IP portfolio is to attempt to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative efforts with third parties. Our intellectual property portfolio currently includes one issued U.S. patent (No. 7989205, Cell Culture Media Kits and Methods of Use); and the five pending patent applications which are detailed in the following chart:

PATENT TITLE	USE OF PATENT	APPLICATION #
A Business Method for “Collection, Cryogenic Storage and Distribution of a Biological Sample Material”	Company Core Tissue Collection Processing and Storage Methodology	(PCT/US2011/39260) filed June 6, 2011, and claiming a priority date of June 7, 2010 from provisional application 61/352,217
Systems and Methods for “The Digestion of Adipose Tissue Samples Obtained From a Client for Cryopreservation”	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 5, 2012, and claiming a priority date of October 6, 2011 from provisional application 61/544,103
Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures	PCT/US13/44621 Filed June 6, 2013 and claiming a priority date of June 7, 2012
Stem Cell-Based Therapeutic Devices and Methods	Combining ADRCs with Biomaterials for healing and tissue growth	U. S. Serial No. 61/773,112 filed March 10, 2013
Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells	Utilization of Autologous Blood Components for the Transport of Adipose Derived Cells to a Patient	U.S. Serial No. 61/810,970 filed April 11, 2013
22

Trademarks

In addition to our patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem® and CELLECT®. We plan to file for registration trademarks for our future products, slogans and themes to be used in our marketing initiatives, including, for example, ATGRAFT™, ACSelerate SFM™; ACSelerate LSM™; and ATCELL™.

Marketing and Distribution

A key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cellular processing and cell storage, cellular expansion, therapeutic applications, and, research and commercial uses of adipose tissue within the current regulatory framework. The combination of a direct sales approach supported by continuous internal and external marketing programs the Company intends to be closely coordinated with the expansion of our laboratory processing capabilities. We intend to employ both print advertising and social media sales campaigns. In addition, we plan to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network and collaborate with us.

We have also initiated a direct marketing program focused on reaching plastic and cosmetic surgeons and have an initial group of providers that have begun to offer our services to their patients. This marketing initiative has been implemented using a direct sales approach. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

Our plan also currently provides for a comprehensive integrated marketing approach using various traditional and new media, such as the Internet, social media/blogging, video, print, TV, radio and trade shows to reach targeted potential consumers and promote awareness of our Company and our products and services. The essence of this targeted strategy, capital permitting is to reach the end-users as quickly as possible and to accelerate the adoption curve of our products and services. In the future we plan to utilize outside marketing resources and trade groups to increase the number of physicians and surgeons willing to offer our products and services to their patients.

Development of Regional U.S. Markets

Physician Network

The Company continues to attempt to develop regional relationships to leverage its new products and services through large existing cosmetic surgery and regenerative medicine practices along with growing its current efforts to develop and expand its network of individual physicians and surgeons seeking to adopt the Company’s products and services. These efforts are initially focused on surgeons performing liposuction, tissue transfer or regenerative procedures involving the use of adipose tissue. The Company intends to expand its efforts to non-cosmetic medical professionals interested in Regenerative Medicine applications utilizing ADSCs to establish itself as a primary source of collection, processing and preparation of cellular therapies as they are developed and approved for patient use by the FDA.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2013 to the Three Months Ended Ended December 31, 2012:

Revenue. Our total revenue was $6,139 for the three months ended December 31, 2013, compared to $0 for the same period ended December 31, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2013 were $250,843, as compared to SG&A of $163,120 for the same period ended December 31, 2012.

Net Income (Loss). Our net loss for the for the three months ended December 31, 2013 was ($312,622) ($0.009 per share), compared to a net Loss of ($214,419) ($0.008 per share) for the same period ended December 31, 2012.

Liquidity and Capital Resources

We had a cash balance of $3,383 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

In order to finance further market development with the associated expansion of operational capabilities for the time period discussed above we are planning additional fundraising through the sale of our equity and debt securities however we cannot assure you we can attract sufficient capital to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $67,911 during the three months ended December 31, 2013 in professional fees (legal, accounting and consultants) and $61,905 in Research and Development.

Commitments

As of the date of this quarterly report, the Company’s material capital commitments were (i) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities; (ii) an equipment lease in the amount of $20,239 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015; and (iii) the current two-year lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, which was renewed for an additional three year period on February1, 2014 and is subject to a monthly payment of $3,300.

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,500. The total rent for office facilities for the three months ended December 31, 2013 was $7,500.

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

As of December 31 2013, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

From time to time we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013, the Company issued a principal amount of $129,500 of 8% Convertible Notes due September 30, 2014 and received proceeds of $129,500. The notes are convertible into restricted shares of the Company’s common stock ($0.001 par value) at any time until maturity by the holder at $0.35 per share. The Company may also prepay the notes at any time upon at least 30 days written notice to the holder(s) either in whole or in part. Upon any prepayment by the Company of the convertible note(s) the Company shall issue to the holder a warrant to purchase 250 shares of our common stock for each $1,000 of principal prepaid. Each warrant issued upon prepayment shall have an exercise price of $0.35 per share of common stock and shall be exercisable for a period of two years from the date of the prepayment. Certain purchasers of the convertible notes elected to convert a principal amount of $124,250 resulting in the issuance of 355,000 restricted shares of the Company’s common stock. Proceeds from the notes we used for product development, product marketing and general working capital.

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
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

February 19, 2014	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 19, 2014	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
29