Form 10-Q
period 2014-06-30
AMERICAN CRYOSTEM Corp
filed 2014-08-19
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended June 30, 2014

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

As of August 18, 2014 there were 32,882,364 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statement

American CryoStem Corporation

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

American CryoStem Corporation

Balance Sheets

As of June 30, 2014 and 2013

	June 30,	June 30
	2014	2013
ASSETS

Current assets:
Cash	$31,759	$31,355
Trade Accounts Receivable	5,520	3,051
Other Receivable	—	710
Investment	1,000	—
Deferred Contract Expense	65,875	—
Prepaid Expenses	250	250

Total current assets	104,404	35,366

Property and Equipment (Net of Accumulated Depreciation)	137,505	167,927

Other Assets	325,311	291,400

Total Assets	$567,220	$494,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$574,903	$220,144
Contract Payable	68,000	—
Convertible Notes Payable	185,550	—
Notes Payable	506,000	—
Capital Lease Payable	16,147	19,092

Total current liabilities	1,350,600	239,236

Long-Term Liabilities
Deferred Revenue	1,100	—
Notes Payable	—	199,000
Capital Lease Payable	—	18,350
Payable to Shareholder	136,948	139,447

Total Long-Term Liabilities	138,048	356,797

Shareholders’ equity:
Common stock ($.001 par value, 32,840,721 shares issued and outstanding at June 30, 2014, and 30,400,405 shares issued and outstanding at June 30, 2013; 300,000,000 shares authorized)	32,841	30,401
Additional paid in capital	6,149,318	4,395,840
Accumulated deficit	(7,103,587)	(4,527,581)
Total shareholders’ equity	(921,428)	(101,340)

Total Liabilities & Shareholders’ Equity	$567,220	$494,693

See accompanying notes to financial statements

American CryoStem Corporation

Statements of Operations

For the Three Months Ended June 30, 2014 and 2013

and the Nine Months Ended June 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	$63,760	$5,761	$74,379	$7,257

Operating Expenses:
Professional Fees	55,382	28,731	273,750	88,018
Research & Development	105,745	66,840	287,053	192,417
Administration	123,219	226,140	513,527	562,934

Total Operating Expenses	284,346	321,711	1,074,330	843,369

Net Loss from Operations	(220,586)	(315,950)	(999,951)	(836,112)

Other Income (Expense)	(13,833)	(5,955)	(28,243)	(15,820)

Net Loss	$(234,419)	(321,905)	$(1,028,194)	(851,932)

Basic & fully diluted net earnings (loss) per common share	$(.007)	$(.011)	$(.032)	$(.029)

Weighted average of common shares outstanding: Basic & fully diluted	32,683,908	29,856,282	32,617,324	28,902,802

See accompanying notes to financial statements

American CryoStem Corporation

Statement of Cash Flows

For the Nine Months Ended June 30, 2014 and 2013

	Nine Months Ended June 30,
	2014	2013
Operating Activities:
Net loss	$(1,028,194)	$(851,932)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	30,505	28,658
Accrued Interest	28,243	10,880
Common Stock Issued for Services	—	7,500
Changes in other operating assets and liabilities
Accounts Receivable	(3,517)	(3,051)
Other Receivable	—	(710)
Deferred Contract Expense	(65,875)	—
Prepaid Expenses	(250)	(250)
Accounts Payable and accrued expenses	286,531	(31,266)
Contract Payable	68,000	—
Deferred Revenue	1,100	—
Net cash used by operations	(683,457)	(840,171)

Investing activities:
Investment	(1,000)	—
Purchase of equipment	(8,149)	(998)
Investment in other assets	(34,075)	(31,327)
Net cash used by investing activities	(43,224)	(32,325)

Financing activities:
Convertible notes	(5,250)	126,525
Payment to Shareholder	(2,499)	(365)
Issuance of Notes Payable	506,000
Issuance of common stock	159,250	767,350
Capital Lease	(14,993)	6,302

Net cash provided by financing activities	642,508	899,812

Net increase (decrease) in cash during the period	(84,173)	27,316

Cash Balance, Beginning of Period	115,932	4,039

Cash balance, End of Period	$31,759	$31,355

Supplemental disclosures of cash flow information:
Interest Paid	$1,361	$405
Income Taxes Paid	$0	$0

See accompanying notes to financial statements

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended June 30, 2014

Prices & shares adjusted for stock splits

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance at September 30, 2013	32,285,721	$32,286	$5,990,623	$(6,075,393)	$(52,484)

Issuance of Common Stock	555,000	555	158,695		159,250

Net Loss				(1,028,194)	(1,028,194)

Balance at June 30, 2014	32,840,721	$32,841	$6,149,318	$(7,103,587)	$(921,428)

See accompanying notes to financial statements

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2014

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

The Company’s lead product, ATCELL ™, is currently being combined with university research and product development partners and collaborators such as Rutgers University and Autogenesis Corporation to create new cellular therapy applications.

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

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2014

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

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

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2014

NOTE 3. Loss per Share

The Company applies ASC 260, ” Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the periods reported. The effects of the options and notes convertible into shares of common stock are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

Net loss per share is computed as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Loss	$(234,419)	$(321,905)	$(1,028,194)	$(851,932)
Weighted average shares outstanding	32,683,908	28,659,711	32,617,324	28,902,802
Basic & fully diluted net earnings (loss) per common share	$(.007)	$(.011)	$(.032)	$(0.029)

NOTE 4. Property and Equipment

Property and Equipment is comprised of the following:

	June 30, 2014	June 30, 2013
Office Furniture and Equipment	$24,986	$24,986
Lab Furniture and Equipment	250,094	241,945
Leasehold Improvements	7,753	7,753
	282,833	274,684
Less: Accumulated Depreciation	(145,328)	(106,757)
Net Property and Equipment	$137,505	$167,927

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
9

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2014

NOTE 6. Debt

During the nine months ended June 30, 2014, the Company issued $129,500 of convertible notes. The convertible notes have an exercise price of $0.35 per share of common stock and mature in September 2014. During the nine months ended June 30, 2014, convertible notes of $134,750 were converted to common stock.

During the nine months ended June 30, 2014, the Company raised $506,000 in an 8% Note Offering with principal and interest to be repaid one year from the date of issuance or from the proceeds of a future offering of Company securities (the “Bridge Notes”). Additionally, the Company granted each note holder an option to purchase one share of the Company’s common stock for each dollar of the principal amount of the note at $0.05 per share. The options expire one year from the date on which the note is repaid.

The following table describes the Company’s debt outstanding as of June 30, 2014:

Debt	Carrying Value	Maturity	Rate

Capital lease	$16,147	March 31, 2015	10.00%

Convertible notes	$185,550	September 30, 2014	8.00%

Notes Payable (Bridge Notes)	$506,000	Various – One year from inception	8.00%

Due to shareholder	$136,948	Demand	0.00%

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

Capital Lease – The Company has a capital lease for laboratory equipment. The minimum lease payments due on the capital lease are as follows.

2014	5,610
2015	11,220

Total minimum lease payments	$16,830

Less amounts representing interest	(683)

Present value of net minimum lease payments	$16,147
10

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2014

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

NOTE 8. Common Stock Issuances

During the nine months ended June 30, 2014, the Company issued 385,000 shares of common stock in connection with the conversion by the holders of $134,750 of principal amounts of its unsecured convertible notes, as referred in Note 6.

During the nine months ended June 30, 2014, the Company issued 170,000 shares of common stock in connection with the exercise of stock options for $24,500.

NOTE 9. Stock Options

During the nine months ended June 30, 2014, the Company issued options to the holders of the Notes mentioned in Note 6. The Company has granted each note holder an option to purchase one share of the Company’s common stock for each dollar of the principal amount of the note at $0.05 per share. The options expire one year from the date on which the note is repaid.

The following is a summary of common stock options outstanding at June 30, 2014:

	Options	Wgtd Avg Exercise Price	Wgtd Years to Maturity

Outstanding at September 30, 2013	6,600,000	$0.18	4.16

Issues	506,000	$0.05	1.85
Exercises	170,000	$0.14
Expires	0

Outstanding at June 30, 2014	6,936,000	$0.16	3.50
11

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2014

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2014.

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

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2014 and 2013

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the fields of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, clinical laboratory dedicated to our standardized processing platform, bio-banking and the development of cellular applications using autologous adipose (fat) tissue and adipose derived stem cells (ADSCs). Through its scientific efforts, the Company has built a strong, strategic portfolio of intellectual property, and proprietary operating processes that form the core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Our FDA registered clinical laboratory, which we believe to be in compliance with the FDA’s current Good Manufacturing Procedures (cGMP) for human tissue processing, cryro-storage and cell culture and differentiation media development is located in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

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

Our business strategy is centered on promoting our standardized platform as a complete adipose stem cell solution and expanding our research and development through scientific collaborations and we plan to generate revenue through the sale and licensing of our patented products, laboratory tools, and services to attempt to capitalize on: (1) adipose tissue and adipose derived stem cell (“ADSC”) technologies; (2) scientific breakthroughs incorporating ADSCs that we believe have been rapidly developing in the fast growing Regenerative and Personalized Medicine industries; (3) providing these growth industries with a standardized ADSC cell processing platform; (4) enhancing the delivery of healthcare through cellular-based therapies and applications which address disease treatment, wound and burn healing, joint repair and personalized health and beauty care; and (5) building a global network of physicians and affiliated laboratory facilities for the delivery of our products and services.

Our proprietary, patent pending clinical core processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of August 4, 2014, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1397) adult stem cells (4442) adipose derived stem cells (111), mesenchymal stem cells (414), and stromal vascular fraction (25).

Products and Services

American CryoStem is focused on multiple business lines that we believe will generate sustainable, recurring revenue streams from each of our developed products and services. Our core platform is designed in a modular fashion so that each service or product we offer can be performed in connection with or as a precursor to another Company service. This modular configuration also permits the Company to customize the licensing of individual technologies so that the Licensee’s may quickly roll out the services that are permitted within their Licensed Territory. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture and differentiation medias in all product processing, production and contract manufacturing services.

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, we believe we are well positioned to leverage our developed and proposed products and services as the basis for a host of Regenerative Medicine uses and future applications.

Products and services we offer are:

CELLECT®	●	Tissue collection system designed for participating physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory for processing into any cellular products for storage
ATGRAFT™	●	Tissue processing at our laboratory of adipose tissue received from clients and prepared for long term storage in different configuration sizes allowing future retrieval for tissue grafting procedures or the production of ATCELL™ products for Regenerative Medicine applications
ATCELL™	●	Clinical Processing the adipose tissue which removes the adipocytes and red blood cells for storage, expansion, or differentiation;
	●	Clinical and Research grade donated ATCELL™ lines for use with collaborative partners in research and application development and optimization, cell morphology, characterization assays, and growth analysis;
ACSelerate™	●	Patented animal serum free cell culture media products for growing human stromal cells (including all cells found in human skin, fat and other connective tissue);
	●	ACSelerate-SFM™ cell culture media is available animal free (Fetal Bovine Serum (FBS) free), which is designed for clinical grade cell culture;
	●	ACSelerate-LSM™ is a low FBS (0.05%) version for application development and research purposes.

Our branded product and service offerings include:

CELLECT®- Validated Collection, Transportation, and Storage System A clinical solution allowing physicians to collect and ship tissue samples to our laboratory utilizing proprietary and patent-pending methods and materials. The CELLECT® service is monitored in real-time and we believe assures the highest cell viability in the tissue upon laboratory receipt. The CELLECT® service is included in our pending patent application US Serial No. 13/702,304.

We believe that American CryoStem is the first tissue bank to globally incorporate through its CELLECT® service the International Blood Banking identification and labeling and product identification coding system. The coding was developed in conjunction with the American Association of Blood Banks (AABB), the American Red Cross and the International Society of Blood Transfusion (ISBT). The Company intends to promote this standard in all laboratories that license or utilize our technology.

ATGRAFT™ Adipose Tissue Storage Service – A clinical adipose tissue (fat) storage solution allowing physicians to provide their patients with multiple tissue/stem cell storage options. The ATGRAFT™ Service, is incorporated into one liposuction procedure, and permits the individual to access multiple cosmetic or regenerative procedures by using their own stored adipose tissue (from the initial ATGRAFT™ storage). The stored ATGRAFT™ samples can be used as a natural biocompatible filler or processed to a cellular therapy application and allows the client to avoid the trauma of additional or multiple liposuction procedures. We believe that potential ATGRAFT™ uses and procedures include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face, neck and other areas of the body that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our cGMP standards so that any stored fat tissue may be retrieved from cryopreservation in the future and re-processed to create ATCELL™ our clinical grade stem cell product for use in Regenerative Medicine applications.

The fees we charge for ATGRAFT™ tissue processing and storage range from $750 to $2,500, depending upon the volume of tissue processed. The annual storage fees we charge are: (i) the minimum storage fee of $200 for up to 100mL of tissue, or (ii) samples over 100mL are billed $200 plus $1 per mL. for the amount over 100mL annually. These fees may be paid by the collecting/treating physician or the consumer. The Company believes it will earn additional fees from the physician of $100 to $500, for the thawing, packaging and shipment of the stored samples to the physician for immediate use. The AGRAFT™ products and services are incorporated into our pending patent application PCT/US13/44621.

We believe the ATGRAFT™ service creates a significant revenue opportunity for the participating physician to promote additional procedures and generate additional fees from adipose tissue (fat) collected during liposuction procedures.. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

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

The Company’s ATCELL™ cell lines are adipose derived stem cells (ADSC), cGMP processed and cultured in our patented ACSelerate™ – SFM, and ACSelerate-LSM™ cell culture media. All tissue samples, cells, and research materials that are made available for sale to research institutions are tested for sterility, disease, lifespan, and population doubling rate (PDL). Cell morphology is confirmed by (i) flow cytometry and (ii) differentiation analysis using ACSelerate™ differentiation media. All ATCELL™ lines can be further cultured and differentiated allowing the Company to provide genetically matched clinical grade cell types. We believe this research methodology provides opportunities for the Company’s ATCELL™ and ACSelerate™ products to become the building blocks necessary for the development of commercial applications.

The chart below illustrates the flexibility and capabilities of our products and how they are combined to create new and differentiated lines and their potential applications;

Master Cell Product	Cell Media Used	Resulting Cell Type	Potential Applications *
ATCELL™	ACSelerate – SFM ™ (animal product free)	Animal free clinical grade cultured adult stem cell lines in passages P0 to P4	Systemic and chronic disease, infusion therapy, regenerative tissue technologies focused on structural and stromal tissue loss from disease and injury throughout the body, wounds, ulcers, burns
ATCELL™	ACSelerate - LSM™ (contains 0.05% Fetal Bovine Serum)	Research grade cultured adult stem cell lines in passages P0 to P4	Research and Development of applications, Systemic and chronic disease, infusion therapy, regenerative tissue technologies focused on structural and stromal tissue throughout the body
ATCELL™	ACSelerate™ – CH	ATCELL™– CH (Chondrocytes)	Cell Morphology Assays, repair and regeneration of cartilage damage and loss resulting from degenerative disease (rheumatoid and osteoarthritis) trauma, sports injury, etc.
ATCELL™	ACSelerate™- OB	ATCELL™ – OB (Osteoblasts)	Cell Morphology Assays, repair and regeneration of bone damage and loss due to chronic or systemic disease, trauma and sports injury
ATCELL™	ACSelerate™ - AD	ATCELL™_ AD (Adipocytes)	Cell Morphology Assays, repair and regeneration of stromal and adipose tissue loss from disease, injury, trauma, surgical procedures, lumpectomy, mastectomy, radiation and chemotherapy
ATCELL™	ACSelerate™ – SFM	Autokine™ - CM	Topical wound healing, infusion therapies, Orthopedic, Dental and Cosmetic applications
ATCELL –SVF™	ACSelerate – SFM ™ ACSelerate - LSM™	ATCELL™	Topical wound healing, infusion therapies, Orthopedic, Dental and Cosmetic applications

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

We believe the ability of the Company to provide clinical grade materials for research and development collaborators, partners and other third parties inhances the Company’s ability to become a primary source of standardized and validated clinical grade materials and services necessary to support approved applications and treatments.

The Company manufactures several versions of its ACSelerate™ cell culture media including:

●	ACSelerate-SFM™ - our flagship clinical grade, cGMP manufactured animal serum free cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for direct use or further culturing into other cell types;

●	ACSelerate-LSM™ - our flagship research grade, cGMP manufactured low FBS (0.05%) cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for research and cellular application development or further culturing into other research grade cell types;

●	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™), which are suitable for use in cartilage repair applications in knees and other joints for patients suffering from joint injury, osteoarthritis and other diseases that cause degeneration of joint cartilage;

●	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™) for the repair of bone injuries resulting from traumatic injury and musculoskeletal diseases;

●	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™) for the repair of adipose tissue defects resulting from injury or surgical procedures and is designed for those patients without an appropriate amount of body fat for corrective tissue transfer procedures;

●	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™) for the repair of muscle tissue defects and loss as the result of traumatic injury, surgery or systemic disease;

●	ACSelerate-CP™- a clinical grade, non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media designed to conform to certain FDA and PHS 361 exemptions available for marketing our ATGRAFT™ service.

●	ACSelerate-TR™- a clinical grade transportation media designed for use with our CELLECT collection services to maintain tissue viability during transport from the collection site to the processing laboratory.
17

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

ACS Laboratories also offers services to physicians and other medical professionals that perform tissue transfer and cellular therapy services in same day “in-office” procedures. Physicians can submit adipose tissue and cellular samples to ACS laboratory for ATGRAFT™ processing and storage or for sterility, viability, cellular density and growth assay analysis. The Company believes many physicians that provide their patients tissue transfer services do not have the facilities and equipment necessary to perform tissue testing. Large diagnostic and testing laboratories do not currently offer these specialized adipose tissue testing services.

Contract Manufacturing:- American CryoStem’s contract manufacturing services are available for physician, corporate and biotech customers for custom and white label products and services for incorporation into their business. We believe the Company is positioned to develop, manufacture and license products for white label opportunities with physicians, other biotech companies, wellness clinics and spa’s. Under an agreement with Personal Cell Sciences (“PCS”), we manufacture the key ingredient Autokine-CM™* (autologous adipose derived conditioned medium) for PCS’ U-Autologous™* and other anti-aging topical formulation products. Each product is genetically unique to the patient and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECTR Tissue Collection service to collect the required tissue to manufacture the U-Autologous product and processes it under the same cGMP standard operating procedures that it developed for the ATGRAFT™ and the ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a ongoing royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationship provides opportunities for the Company to promote its ATGRAFT™ and ATCELL™ products for an individual’s cosmetic purposes.

The Company intends to expand its relationships and contract manufacturing abilities through its physician network and globally through its proposed international licensing programs.

International Licensing Program – The Company believes that globally, many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received numerous inquiries concerning the sale or licensing of our SOPs, products and services in these jurisdictions. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To attempt to expand the Company’s sales, marketing and branding opportunities; the Company currently markets an international licensing program.

The Company believes it has designed the program to permit the licensing of the Company’s products and services to organizations that meet the Company’s criteria. The Company believes, that the proposed licensing program will allow for a variety of international business relationship including franchising, partnering and joint venturing.

Our licensing program is broken down into four operating modules corresponding to our CELLECTR, ATGRAFT™, ATCELL™ and Contract Manufacturing services. Our proposed international development program offers the opportunity for further development and establishing a global footprint of American CryoStem’s laboratory services and patented products. The platform allows for the Company’s laboratory services, technology and products to become the core platform to implement cellular therapies and regenerative medicine in licensed territories globally.

On June 25, 2014, the Company entered into an agreement with Health Innovative Technology Corporation Limited, Hong Kong (“HIT”) for the licensing of our ATGRAFT tissue storage product. Pursuant to the terms of the Agreement, American CryoStem has licensed to HIT the exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service in Hong Kong. The financial terms call for annual minimum licensing payments for a period of three years as well as additional royalty payments based on gross revenue. HIT will also purchase CRYO’s ACSelerate™ storage media and other products necessary for clinical collection, processing and storage of Adipose Tissue. Upon execution CRYO received the initial payment of the minimum annual licensing fee with the balance of first year licensing payments due prior to full commercial launch of the ATGRAFT™ service in Hong Kong. HIT currently operates a cord blood, cellular processing and banking platform and, offers comprehensive healthcare solutions to clients in Hong Kong.

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

We intend to focus our efforts on the expansion of our product and service pipelines based upon our intellectual property portfolio, collaborative development relationships, product sales and distribution, and international licensing and partnering opportunities. Our current activities include supporting our university and industry collaborations by providing our products and services with the expectation that our products and services become the basis for new adipose tissue and stem cell based Regenerative Medicine and cellular therapy applications. We believe this strategy allows for our current and proposed research partners and their application development to begin with standardized, clinically harvested and processed adipose tissue and ADSCs (ATCELL™), which we believe will be a significant step toward accelerating the development and approval of new treatments.

Collaboration and Partnering Opportunities

UHV Technologies, nanoRANCH

On May 1st, 2014, the Company entered into a Material Transfer Agreement with the nanoRANCH division of UHV Technologies under which we delivered research grade ATCELLs and ACSelerate – SFM cell culture medium for scientific study and use in a novel technology for delivering cancer and other drugs utilizing adipose derived stem cells. The project is being managed jointly by Dr. Michael Moeller our Chief Scientist and Dr. Dan Dimitrijevich from nanoRANCH. The Company believes that new intellectual property, scientific publications and ultimately commercial applications may result from the ongoing scientific collaboration.

Protein Genomics and Formation of Autogenesis Corporation

In 2012, American CryoStem entered into a Memorandum of Understanding (MOU) outlining our initial collaborative efforts with Protein Genomics, Inc. (PGen) to test and develop new products by combining certain components of our respective intellectual property and patented products into a new wound covering application, the “Living Bandage”. We have provided PGen and its research partner, Development Engineering Sciences (DES), with adipose derived stem cells (ATCELL™) and our patented cell culture mediums (ACSelerate™) for testing with PGen’s patented products designed for the wound healing market. Research and development has been ongoing since late 2012 and we believe notable progress has been achieved. As a result of the success realized in the early stage of this research collaboration, we entered into a formal joint venture with PGen through the incorporation of Autogenesis, Corp. as required in the 2012 MOU. Each company (CRYO and PGen) initially has an equal ownership interest. The products being commercialized, utilizing the combined technology, as well as any new intellectual property resulting from the ongoing scientific collaboration will be wholly-owned by Autogenesis. Autogenesis has completed an initial proof of concept animal study to assess the safety and efficacy of the combined technologies. Autogenesis is planning additional animal studies designed to initiate the FDA application process for the wound covering products.

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

University of Washington

The Company has entered into a Non-Disclosure and a Material Transfer Agreement with the University of Washington under which the Company has delivered its ACSelerate media products. The Company and Dr. Gao have agreed to focus on the expansion of the use of the ACSelerate media on alternative cells and tissues as well as improvement in the formulation to extend shelf life of the products and improve their general use.

University of Miami

The Company has entered into a Non-Disclosure and a Material Transfer Agreement with the University of Miami under which the Company has delivered its ATCELL and ACSelerate products. The Company and Dr. Sharon Elliott have agreed to focus on the use of ATCELLs and ACSelerate media for the development of novel cellular therapies as alternatives to the use of bone marrow and other adult stem cells that have been more difficult to culture.

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

Management intends to utilize its existing and future IRB approvals to support collaborative and partnering opportunities as a strategic method to advance its scientific study of our patented products, services, technologies and expertise in the clinical processing of adult adipose tissue and ADSCs.

Regulatory Information

The Company’s believes that its methods, testing and facilities are in compliance with all current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (FDA) regulations as they relate to the operation of a tissue processing and storage facility.

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

Intellectual Property

Patents

From its very early stages, part of the Company’s strategy has been to develop intellectual property and protect such intellectual property. One of the reasons we are developing our IP portfolio is to attempt to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative efforts with third parties. Our intellectual property portfolio currently includes one issued U.S. patent (No. 7989205, Cell Culture Media Kits and Methods of Use); and the pending patent applications detailed in the following chart:

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
22

Additionally the Company has licensed the following intellectual property under its collaborations with Rutgers and Protein Genomics, Inc (Autogenesis Corporation).

PATENT TITLE	USE OF PATENT	APPLICATION #
Nanoparticle-Mediated Synthetic Transcription Factor from Enhanced Gene Expression and Cell Differentiation	Rutgers collaboration and R&D	Rutgers Docket Number 20113-013 USPTO Provisional Filing# 61/947,898 (Jointly owned with Rutgers)
Direct Stamping-Assisted Graphene Oxide Patterned Substrates for Controlling Adipose Derived Adult Stem Cell Differentiation	Rutgers collaboration and R&D	Rutgers Docket Number 2014-024
Single Vehicular Delivery of siRNA and Small Molecules to Control Stem Cell Differentiation	Rutgers collaboration and R&D	Docket Number 2014-034
Devices and Methods to Guide Stem Cell Differentiation Using Graphene-Nanofiber Hybrid Scaffold	Rutgers collaboration and R&D	US Provisional Filing No. 61/978,177
Cosmetic compositions including tropoelastin isomorphs	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based biological	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Marketing and Distribution

A key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cellular processing, cell storage, cellular expansion, therapeutic applications, and, research and commercial uses of adipose tissue within the current regulatory framework. The combination of a direct sales approach, supported by continuous internal and external marketing programs will be closely coordinated with the expansion of our laboratory processing capabilities. We intend to employ both print advertising and social media sales campaigns. In addition, we plan to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network and collaborate with us.

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

Development of U.S. Markets

Physician Network

The Company continues to continue to develop relationships to leverage our products and services through existing cosmetic surgery and regenerative medicine practices while at the same time growing its current efforts to develop and expand its network of individual physicians and surgeons seeking to adopt the Company’s products and services. These efforts are currently focused on surgeons performing liposuction, tissue transfer or regenerative procedures involving the use of adipose tissue. The Company intends to expand its efforts to non-cosmetic medical professionals interested in Regenerative Medicine applications utilizing ADSCs to establish itself as a primary source of collection, processing and preparation of cellular therapies as they are developed and approved for patient use by the FDA.

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

Liquidity and Capital Resources

We had a cash balance of $31,759 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $55,382 during the three months ended June 30, 2014 in professional fees (legal, accounting and consultants) and $105,745 in Research and Development.

Commitments

As of the date of this quarterly report, the Company’s material capital commitments were (i) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities; (ii) an equipment lease in the amount of $16,147 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015; and (iii) the current two-year lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, which was renewed for an additional three year period on February1, 2014 and is subject to a monthly payment of $3,300.

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,650. The total rent for office facilities for the three months ended June 30, 2014 was $7,950.

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

As of June 30, 2014, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

During the nine months ended June 30, 2014, the Company issued $129,500 of convertible notes. The convertible notes have an exercise price of $0.35 per share of common stock and mature in September 2014. During the nine months ended June 30, 2014, convertible notes of $134,750 were converted to common stock. There are $185,500 of convertible notes, all of which are convertible at $0.35 per share, outstanding as of the date of this report.

During the nine months ended June 30, 2013, the Company issued a principal amount of $506,000 of 8% Notes. The Notes are due one year from their date of issuance. In addition each purchaser of the Notes received an option to purchase one share of the Company’s common stock at $0.5 per share for each dollar of principal. The Company issued options to purchase 506,000 common shares to the note holders. The options expire one year from the date the note is repaid.

During the nine months ended June 30, 2014, the Company issued 170,000 shares of common stock in connection with the exercise of stock options for $24,500.

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

AMERICAN CRYOSTEM CORPORATION

August 19, 2014	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 19, 2014	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
29