Form 10-Q
period 2014-12-31
AMERICAN CRYOSTEM Corp
filed 2015-02-23
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended December 31, 2014

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

Yes ☐ No☒

As of February 13, 2015, there were 32,913,150 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial StatementS

American CryoStem Corporation

Balance Sheets

December 31, 2014 and 2013

	Dec 31, 2014	Dec 31, 2013
ASSETS

Current assets:
Cash	$37,171	$3,383
Deferred Contract Expense	42,625	—
Accounts Receivable	5,698	7,066

Total current assets	85,494	10,449

Property and Equipment (Net of Accumulated Depreciation)	240,340	271,795

Other Assets	214,053	176,860

Total Assets	$539,887	$459,104

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$747,211	$313,154
Bridge Notes Payable	596,000	25,000
Convertible Notes Payable	159,500	196,050
Deferred Revenue	42,768	—
Capital Lease Payable	5,517	20,239
Total current liabilities	1,550,996	554,443

Long-Term Liabilities
Convertible Notes Payable	210,000	—
Capital Lease Payable	—	6,070
Payable to Shareholder	132,947	139,447
Total Long-Term Liabilities	342,947	145,517

Shareholders’ equity:
Common stock ($.001 par value, 32,915,500 shares issued and outstanding at December 31, 2014, and 32,640,721 shares issued and outstanding at December 31, 2013; 300,000,000 shares authorized)	32,916	32,641
Additional paid in capital	7,018,502	6,114,518
Accumulated deficit	(8,405,474)	(6,388,015)
Total shareholders’ equity	(1,354,056)	(240,856)

Total Liabilities & Shareholders’ Equity	$539,887	$459,104

See Notes to Financial Statements

American CryoStem Corporation

Statements of Operations

For the Three Months Ended December 31, 2014 and 2013

	Dec 31, 2014	Dec 31, 2013
Sales	$36,044	$6,139

Operating Expenses:
Professional Fees	10,290	67,911
Research & Development	95,894	61,905
Administration	147,937	182,932

Total Operating Expenses	254,121	312,748

Net Loss from Operations	(218,077)	(306,609)

Other Income (Expense)	(23,855)	(6,013)

Net Loss	$(241,932)	$(312,622)

Basic & fully diluted net earnings (loss) per common share	$(0.007)	$(0.009)

Weighted average of common shares outstanding: Basic & fully diluted	32,907,759	32,528,124

See Notes to Financial Statements

American CryoStem Corporation

Statements of Cash Flows

For the Three Months Ended December 31, 2014 and 2013

	Dec 31, 2014	Dec 31, 2013
Operating Activities:
Net loss	$(241,932)	$(312,622)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation & amortization expense	10,341	9,567
Interest Expense	23,855	5,220
Changes in other operating assets and liabilities
Accounts Receivable	376	(5,063)
Deferred Charge	11,625	—
Security Deposits	(150)	—
Other Deposit	550	—
Deferred Revenue	25,000	—
Accounts Payable and accrued expenses	25,251	47,805
Net cash used by operations	(145,084)	(255,093)

Investing activities:
Patents Development	(6,835)	(7,125)
Net cash used by investing activities	(6,835)	(7,125)

Financing activities:
Issuance of bridge notes	—	25,000
Issuance of convertible notes	166,500	5,250
Issuance of common stock	8,500	124,250
Payment to Shareholder	(2,000)	—
Payment of Capital Lease	(5,381)	(4,831)
Net cash provided by financing activities	167,619	149,669

Net increase (decrease) in cash during the period	15,700	(112,549)

Cash Balance, Beginning of Period	21,471	115,932

Cash balance, End of Period	$37,171	$3,383

Supplemental disclosures of cash flow information:
Interest Paid	$—	$793
Income Taxes Paid	$—	$—

See Notes to Financial Statements

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2014

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at September 30, 2014	32,890,864	$32,892	$7,010,026	$(8,163,542)	$(1,120,624)

Exercises of Convertible Notes	24,286	24	8,476		8,500

Net Loss				(241,932)	(241,932)

Balance at December 31, 2014	32,915,150	$32,916	$7,018,502	$(8,405,474)	$(1,354,056)

See Notes to Financial Statements

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 1. Organization of the Company and Significant Accounting Policies

American CryoStem Corporation (the “Company”) is a publicly held corporation formed on March 13, 2009 in the state of Nevada as R&A Productions Inc. (R&A).

In April 2011, R&A purchased substantially all the assets and liabilities of American CryoStem Corporation (ACS), a company formed in 1987, for 21 million shares of common stock. ACS was deemed to be the accounting acquirer. At the date of the purchase, the former operations of R&A were discontinued and R & A’s name was changed to American CryoStem Corporation.

The Company is in the business of collecting adipose tissue and processing and storing the adult stem cells extracted for future use. The process allows individuals to preserve their stem cells for future personal use in cellular therapy. The adipose derived stem cells are prepared and stored in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, making them suitable for current and future cellular treatments and therapies offered by existing and planned treatment centers worldwide. Individualized collection and storage of adult stem cells provides personalized medical solutions by providing the patient’s own preserved stem cells for future cellular therapies.

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

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2013 are subject to IRS audit.

Recent Accounting Pronouncements:

There are no recently issued accounting pronouncements that have a material impact on the Company’s financial statements.

NOTE 2. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States, which assumes the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no material revenues to date and continues to rely on financing and the issuance of debt and equity to raise capital to fund its business operations. Management’s plans with regard to this matter are as follows:

The Company plans to continue to fund its operations through capital fundraising activities in fiscal 2015 until it generates sufficient revenue to support its operations. The Company has entered into an advisory agreement to assist in raising additional capital from institutional and strategic investors to fund the marketing and distribution of its products.

NOTE 3. Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the periods reported. The Company had 6,600,000 and 2,900,000 options outstanding for the three months ended December 31, 2013 and 2012, respectively; the effects of the options are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

Net loss per share is computed as follows:

	Dec 31, 2014	Dec 31, 2013
Net Loss	$(241,932)	(312,622)
Weighted average shares outstanding	32,907,759	32,528,124
Basic & fully diluted net earnings (loss) per common share	$(0.007)	$(0.009)
8

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 4. Fixed Assets

Fixed Assets owned by the Company are comprised of the following:

	December 31, 2014	December 30, 2013
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	998	998
Lab Equipment	254,053	246,407
Lab Software	123,000	123,000
	405,330	397,684
Less: Accumulated Depreciation	(164,990)	(125,889)
Net Property and Equipment	$240,340	$271,795

Lab equipment includes $88,000 of leased equipment. Depreciation expense on this leased asset for three months ended December 31, 2014 and 2013 was $3,143 and $3,143, respectively.

NOTE 5. Patents & Patents Filings

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

A business method for Collection, Cryogenic Storage and Distribution of a Biologic Sample Material US Serial No. 13/702,304 filed June 6, 2011 with a priority date of June 6, 2010

Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation U.S. Serial No. 13/646,647 filed October 5, 2012 with a priority date of October 6, 2011.

Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipoaspirates to Physician for Autologous Adipose Transfer Procedures PCT/US13/44621 filed June 6, 2013 with a priority date of June 7, 2013

Stem Cell Based Therapuetic Devices and Methods U.S. Serial No. 14/196,616 filed March 4, 2014 with a priority dated of March 10, 2013

Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells US Serial No. 14,250,338 filed in 2014 with a priority date of April 11, 2013

Cell Culture Media, Kits and Methods of Use, US Serial No. 13/1-94/900 continuation of US Serial No. 11/542,863.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 6. Debt

As of December 31, 2014, the Company had $369,500 of convertible notes outstanding. Of those convertible notes $159,500 had come due on September 30, 2014. The Company is currently in negotiations with the holders of these notes to convert their notes or to extend their maturity dates. These notes are convertible into common stock at $0.35 per share. Convertible notes of $210,000 come due at the end of fiscal year 2016 and are exercisable into common stock at $0.30 per share.

During fiscal year 2014, the company issued “bridge notes” and received proceeds of $596,000. The notes are due in fiscal year 2015 at 8% interest. Holders of the notes received options to purchase 596,000 shares of common stock at $0.05 per share. The notes are unsecured.

The following table describes the Company’s debt outstanding at December 30, 2014:

Debt	Carrying Value	Maturity	Rate
Capital lease	$5,517	Fiscal 2015	10.00%
Convertible notes	$159,500	Demand	8.00%
Convertible notes	$210,000	Fiscal 2016	8.00%
Bridge Notes	$596,000	Fiscal 2015	8.00%
Due to shareholder	$132,947	Demand	0.00%

NOTE 7. Common Stock Issuances

During fiscal year 2014, option holders exercised 170,000 options and the Company issued 170,000 shares of common stock and received proceeds of $24,500.

During fiscal year 2014, holders of convertible notes converted $152,300 of convertible notes and the Company issued 435,143 shares of common stock.

During the three months ended December 31, 2014, holders of convertible notes converted $8,500 of convertible notes and the Company issued 24,286 shares of common stock.

NOTE 8. Stock Options

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

	2014	2013
Dividend yield	0.00%	0.00%
Risk free interest rate	0.25%	0.25%
Volatility	48.39%	16.60%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at December 31, 2014:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity
Outstanding at September 30, 2014	10,556,000	$0.21	3.74

Issues	0
Exercises	0
Expires	0
Outstanding at December 31, 2014	10,556,000	$0.21	3.49
10

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

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

Cash, accounts receivable, deferred expense, other deposit, security deposit, accounts payable and accrued expenses, capital lease payable, bridge notes payable, deferred revenue, payable to shareholder, and advances payable to shareholder in the balance sheet are estimated to approximate fair market value at December 31, 2014 and 2013 because of their short term nature.

NOTE 10. Commitments & Contingencies

Operating Leases – The Company leases laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. The lease is on a “month to month” basis for $3,300 per month.

The Company has an operating lease for its office facilities in Eatontown, New Jersey. The rent is $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of September 30, 2014.

Note 11. Concentrations of Credit

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer. A withdrawal of the efforts of these individuals would have a material adverse affect on the Company’s ability to continue as a going concern.

In addition, all of the royalty revenues in the statement of operations for the three months ended December 31, 2014 were from one client.

Note 12. Joint Venture

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

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

Note 13. Related Party Transactions

The other party to the joint venture discussed in Note 13 is controlled by a member of the Company’s scientific advisory board.

At December 31, 2014, the company was indebted to the Company’s president and also to its majority shareholder for advances to the Company of $132,947. The advances are due on demand, are unsecured, and carry no interest rate.

Note 14. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2014 through the date of this report and found no material subsequent events reportable during this period.

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

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. Our products and services are the result of more than seven years of scientific development. The Company also incorporates all of its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing, product production and contract manufacturing services. Additionally, the Company requires licensee’s of our tissue and cell processing technologies to purchase all the consumable products required in the collection, processing and storage of tissue/stem cells as part of the licensing agreement.

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

Our branded product and service offerings include:

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” clinical solution for physicians to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The Cellect system incorporates our ACSelerate–TR transport medium into all collection bags which supports the health of the tissue during transport. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology to be used by all licensees of the these technologies. The CELLECT® service is included in our pending patent application U.S. Serial No. 13/702,304.

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

ATGRAFT™ Storage and Retrieval fees are determined by the storage configuration as follows:

•	Small Sample package – for storages of 100ml of adipose tissue or less.
•	Medium Sample package – for storage of 100ml to 300ml of adipose tissue.
•	Large Storage package – for storage of over 300ml of adipose tissue.
•	Custom Package– storage configuration for pre planned procedures.

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

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Clinically processed and characterized adipose derived stem cells (ADSCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADSC and differentiated cell products and processing. The Company can create multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes) , etc.. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine. The Company charges the client fees ranging from $1,500 to $10,000 to process a previously stored or newly collected ATGRAFT™ sample into the ATCELL™ product. Customer samples submitted for processing must utilize the CELLECT® collection system to conform to our internal cGMP SOPs.

The Company believes it will also earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample and for additional culturing in the ACSelerate™ cell culture and differentiation media. We believe cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. We believe ATCELL™ is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ SFM (fetal bovine serum (FBS) free media), LSM (low 0.05% FBS media), or differentiation media. The ATCELL™ products and services are incorporated into our pending patent filing US Serial No. 13/646,647.

The Company’s ATCELL™ cell lines are cGMP processed and cultured in our patented ACSelerate™ – SFM animal product free cell culture media. All tissue, cells, and research materials that are made available for sale to research institutions are tested for sterility, disease, lifespan, and population doubling rate (PDL). Additionally, we believe these cells are suited for any type of cellular therapy or regenerative medicine research. Cell morphology is confirmed by (i) flow cytometry and (ii) differentiation analysis using ACSelerate™ differentiation media. The Company’s research program makes donor demographics, processing, and testing data available to the clinical researcher. Each ATCELL™ line can be further cultured and differentiated allowing the Company to provide genetically matched clinical grade cell types. We believe this research methodology provides opportunities for the Company’s ATCELL™ and ACSelerate™ products to become building blocks of final developed commercial applications.

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

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both clinical grade and research grade, the complete line of ACSelerate™ products we manufacture is listed below. This patent covers both non-GMP research grades and GMP clinical grades suitable for cell culture of adipose-derived stem cells intended for use in humans. Additionally, in 2014 the Company filed a continuation of this granted patent with additional claims and improvements.

Currently, we believe our media products are being utilized by our research partners engaged in developing novel new cellular applications and treatments. The Company supports these efforts by also making ATCELL™ samples available for research purposes and for internal product development through our research programs. We believe these cell lines are highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research. We also believe that the Company’s ability to provide clinical grade materials for these research and development collaborators, partners and other third parties extends the Company’s ability to become a primary source of clinical grade materials and services to support approved applications and treatments.

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

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing, to develop versions for differentiation of ATCELL™ ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a new patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells representing the most recent results of this ongoing optimization program.

ACS Laboratories™- Laboratory Product Sales, Contract Manufacturing and Professional Services–ACS Laboratories is an unincorporated subsidiary of American CryoStem Corporation, responsible for the sale and licensing of all the Company’s patented and patent pending cellular, cell culture, processing and testing products to professional, institutional and commercial clients. The Company operates a separate website (acslaboratories.com) to distinguish the sale of commercial and research products from its consumer products and services, which are marketed on its main website (americancryostem.com). ACS Laboratories manufactures a full line of ACSelerate™ cell culture media and ATCELL™ products; and provides these products to our collaborative partners as further discussed below.

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

Significant to our international development activities is the proposed global expansion of the American CryoStem branded services and patented products, as well as the proposed expansion of the Company’s services, technology and products as the core platform to implement cellular therapies and regenerative medicine globally.

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”, can be found at: (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research.)

The Company has designed the program to permit the licensing of the Company’s products and services to organizations that meet the Company’s criteria. The Company believes that the proposed licensing program will allow for a variety of international business relationship including franchising, partnering and joint venturing.

Our licensing program is broken down into four operating modules corresponding to our CELLECTR, ATGRAFT™, ATCELL™ and Contract Manufacturing services. Our proposed international development program offers the opportunity to develop and establish a global footprint of American CryoStem’s laboratory services and patented products. The platform allows the Company’s laboratory services, technology and products to become the core platform to implement cellular therapies and regenerative medicine in licensed territories globally.

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

We intend to focus our efforts on expanding our product and services pipelines based upon our intellectual property portfolio, collaborative development relationships, product sales and distribution, and international licensing and partnering opportunities. Our current activities include supporting our university and industry collaborations by providing our products and services with the expectation that our products and services become the basis for new adipose tissue and stem cell based Regenerative Medicine and cellular therapy applications. We believe this strategy allows our proposed research partners and their application development teams to begin with clinically harvested and processed adipose tissue and ADSCs (ATCELL™), which may be a significant step toward accelerating the development and approval of new treatments.

Collaboration and Partnering Opportunities

Protein Genomics and Formation of Autogenesis Corporation

In 2012, American CryoStem entered into a Memorandum of Understanding (MOU) outlining our initial collaborative efforts with Protein Genomics, Inc. (PGEN) to test and develop new products by combining certain components of our respective intellectual property and patented products. We have provided PGEN and its research partner, Development Engineering Sciences (DES), with Adipose Derived Stem Cells (ATCELL™) and our patented cell culture mediums (ACSelerate™) for testing with PGEN’s patented products designed for the wound healing market. Research and development has been ongoing since late 2012 and notable progress has been achieved. In October of 2014, the early results of this initiative was the subject of local media coverage in Arizona showcasing the groundwork laid by PGEN, DES and American CryoStem in providing assistance in what we believe is a quicker way to heal skin injuries using a patient’s stem cells.

As a result of the success realized in the early stage of this research collaboration, in fiscal 2013 we entered into a formal joint venture with Protein Genomics through the incorporation of Autogenesis, Corp. as required by the 2012 MOU. Each company (CRYO and PGen) initially have an equal ownership interest. All products capable of being commercialized, as well as any new intellectual property, resulting from the ongoing scientific collaboration will be wholly-owned by Autogenesis. This is representative of how we believe additional research collaborations utilizing our Company’s technology may evolve in the future.

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

Our collaborative research has established that membrane scaffolds fabricated from human proteins can be cultivated with ATCELL cells causing the scaffolds to rapidly, completely become covered by the cells. We believe the cells then secrete their own extracellular matrix, creating a structure with layers of matrix, cells and scaffold. This living structure, when introduced into a mouse wound model, localizes the stem cells in the wound, protects the cells within the wound environment, promotes cell growth and causes a statistically significant increase in the rate of wound closure and healing compared to the standard of care.  Further evaluation will measure the performance of these scaffolds in accelerating the rate of wound closure, healed scar thickness, growth of new blood vessels and production of key wound healing factors. Our objective is to show that these constructs can stimulate the growth of new tissue and promote wound closure and healing. The next step in developing this remarkable result is preclinical and clinical studies in humans.

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

Institutional Review Board Approval of Protocols

In 2013 we obtained approval from the Institutional Review Board (IRB) of the International Cell Surgical Society (ICSS) of our protocols for the processing of SVF and culturing of mesenchymal stem cells from autologous adipose tissue. The two protocols were, titled: Autologous Adipose Tissue-Derived Stromal Vascular Fraction (SVF) Containing Adult Stem Cells with Isolation of SVF, and Culturing of Adipose Derived Stem Cells (ADSCs) For Use in Institutional Review Board Studies. On June 30, 2013, the ICSS IRB approved the protocols until June 30, 2014.

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

•	Isolation of SVF: Autologous Adipose Derived Stromal Vascular Fraction Containing Adult Stem Cells (IRCM 2014-024) until July 23, 2015
•	Comparative Viability Assessment of Human Adipose Tissue Before and After Cryopreservation (IRCM 2014-025) until July 23, 2015
•	Isolation of SCF and Culturing Adipose Derived Stem Cells for Use in Investigational Review Board Studies (IRCM 2014-023) until July 23, 2015

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

On July 23, 2014 the study was approved for 100 patients and the first patient was treated by Dr. Lou Cona, Principal Investigator, at the DaVinci on November 1, 2014. The IRB filing can be found on www.clinicaltrials.gov, (ClinicalTrials.gov Identifier NCT02326935).

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

Our Company has multiple patent applications for our products and methods to be used in the IRB studies, which include:

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
21

Regulatory Information

The Company has spent years developing processing methodologies and laboratory facilities which are designed to be in compliance with all current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (FDA) regulations as they relate to the operation of a tissue processing and storage facility.

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

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes one issued U.S. patent (No. 7989205, Cell Culture Media Kits and Methods of Use); and seven pending patent applications, one joint patent filing with Rutgers University, and 8 in-licensed patents which are detailed in the following charts:

American CryoStem Patents:

PATENT TITLE	USE OF PATENT	APPLICATION #
A Business Method for “Collection, Cryogenic Storage and Distribution of a Biological Sample Material”	Company Core Tissue Collection Processing and Storage Methodology	U.S. Serial No. 13/702,304 filed June 6, 2011, and claiming a priority date of June 7, 2010 from provisional application 61/352,217
Systems and Methods for “The Digestion of Adipose Tissue Samples Obtained From a Client for Cryopreservation”	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 5, 2012, and claiming a priority date of October 6, 2011 from provisional application 61/544,103
Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures	PCT/US13/44621 Filed June 6, 2013 and claiming a priority date of June 7, 2012
Stem Cell-Based Therapeutic Devices and Methods	Combining ADRCs with Biomaterials for healing and tissue growth	U. S. Serial No. 14/196,616 filed March 4, 2014 and claiming a priority date from provisional application 61/773,112 filed March 5, 2013
Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells	Utilization of Autologous Blood Components for the Transport of Adipose Derived Cells to a Patient	U.S. Serial No. 14,250,338 and claiming a priority date from provisional application 61/810,970 filed April 11, 2013
Cell Culture Media, Kits, and Methods of Use	Continuation of U.S. Serial No. 11/542,863, includes Optimized and improvements to Media Formulations	U.S. Serial No. 13/194,900
Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells.	New formulation for an advanced animal product free medium formulation	US Serial No. 62/098799 filed December 31, 2014
23

Jointly Owned and in licensed Patents;

PATENT TITLE	USE OF PATENT	APPLICATION #
Nanoparticle-Mediated Synthetic Transcription Factor from Enhanced Gene Expression and Cell Differentiation	Rutgers collaboration and R&D	Rutgers Docket Number 20113-013 USPTO Provisional Filing No. 61/947,898 (Jointly owned with Rutgers)
Direct Stamping-Assisted Graphene Oxide Patterned Substrates for Controlling Adipose Derived Adult Stem Cell Differentiation	Rutgers collaboration and R&D	Rutgers Docket Number 2014-024
Single Vehicular Delivery of siRNA and Small Molecules to Control Stem Cell Differentiation	Rutgers collaboration and R&D	Docket Number 2014-034
Devices and Methods to Guide Stem Cell Differentiation Using Graphene Nanofiber Hybrid Scaffold	Rutgers collaboration and R&D	US Provisional Filing No. 61/978,177
Cosmetic compositions including tropoelastin isomorphs	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based biological	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, - therapeutic applications, and research/commercial uses of adipose tissue. The combination of a traditional sales approach, supported by continuous internal and external marketing programs, are/will be closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. In 2015, we intend to continue to employ both print advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

We plan to continue direct marketing programs focused on reaching plastic and cosmetic surgeons to join the initial group of providers that began to offer our services to their patients in 2013. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

Market Size and Opportunities

By leveraging and capitalizing on our proprietary Adipose Tissue Processing Platform, our Company is working to address multiple high growth, multi-billion dollar market opportunities, including those prevailing within the Regenerative Medicine, Cosmeceuticals, Medical Tourism and Cell Culture Media markets. The Company regularly reviews independent market research to gauge the market dynamics of its intended domestic and international markets and to identify additional areas within these markets where the Company’s cell culture medium, laboratory products, and tissue and cellular processing services, can be marketed, sold and/or licensed.

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

http://www.globalwellnesssummit.com/images/stories/gsws2014/pdf/GWI_Global_Spa_and_Wellness_Economy_Monitor_Full_Report_Final.pdf

Cell Culture Market

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

1 http://www.trimarkpublications.com/regenerative-medicine-markets/

2http://www.bccresearch.com/market-research/biotechnology/stem-cells-global-markets-bio035d.html

In a report titled Global Cosmeceuticals Market Outlook 2016, published February 2013, RNCOS reports that the worldwide market is estimated to be valued at $30.5 billion and is likely to grow at a consistent CAGR of 7.7% during the period 2012 through 2016.3 In a separate report, Transparency Market Research, a U.S. - based market intelligence firm states that the global facial care market is expected to report an approximate value of $39.75 billion by 2019. The report, titled ’Facial Care Market (By Product Type - Skin Whitening/ Lightening and Anti-Ageing, Facial Creams, Face Wash, Cleansing Wipes, Serums and Masks and Others (fade creams, pore strips and toners)- Asia-Pacific Industry Analysis, Size, Share, Growth, Trends and Forecast 2013 – 2019.  http://globenewswire.com/news-release/2014/10/17/674123/10103135/en/Global-Facial-Care-Market-to-be-Worth-39-75-Billion-by-the-year-2019-Transparency-Market-Research.html

Development of U.S. Markets

Physician Network

The Company continues to develop relationships to leverage our products and services through existing cosmetic surgery and regenerative medicine practices while at the same time growing its current efforts to develop and expand its network of individual physicians and surgeons seeking to adopt the Company’s products and services. These efforts are currently focused on surgeons performing liposuction, tissue transfer or regenerative procedures involving the use of adipose tissue. The Company intends to expand its efforts to non-cosmetic medical professionals interested in Regenerative Medicine applications utilizing ADSCs to establish itself as a primary source of collection, processing and preparation of cellular therapies as they are developed and approved for patient use by the FDA.

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

3 http://www.researchandmarkets.com/research/mbmvbh/global

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

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company may receive an initial fee under the agreement which is credited toward future royalty payments. Following evaluation of the prospective licensee the Compay will enter into a final Agreement which outlines all upfront fees, minimum royalties and consumable purchase obligations of the Licnesee. The Company’s first international licensing agreement was executed with Health Innovative Technology Company, LTD, a cord blood collection and storage company with operations in Hong Kong and Shenzen China.

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

Health Information Technology Company, LTD

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service in Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kit as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen cord blood collection facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014.

BALS Institute

On April 23, 2013, we announced receipt of our first commercial international shipment of adipose tissue for processing and long term cryostorage. The master sample was shipped to the Company by BALS (Biomedical and Life Sciences) Institute (BALS), a Hong Kong-based regenerative medicine company and client of Personal Cell Sciences Corp. (PCS), the developer of U-Autologous skin care products and formulations. In 2014 BALS and PCS mutually terminated their relationship..

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

We expended $10,290 during the three months ended December 31, 2014 in professional fees (legal, accounting and consultants) and $95,894 in Research and Development.

Commitments

As of the date of this quarterly report, the Company’s material capital commitments were (i) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities; (ii) an equipment lease in the amount of $16,147 for laboratory equipment with monthly payments of $1,869.74 and the final payment due March 2015; and (iii) the current two-year lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, which was renewed for an additional three year period on February 1, 2014 and is subject to a monthly payment of $3,300 ..

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,650. The total rent for office facilities for the three months ended December 31, 2014 was $7,950.

The Company has unsecured liabilities without interest of $132,947 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction. There is no due date associated with this liability.

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

As of December 31, 2014, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

During the three months ended December 31, 2014 the company issued $210,000 of its 8% convertible notes due 9/30/2016. The notes are convertible into common shares of the Company at $0.30

There are additional $158,500 of convertible notes, all of which are convertible at $0.35 per share, outstanding as of the date of this report.

The Company has outstanding $596,000 of 8% Notes. The Notes are due one year from their date of issuance. In addition each purchaser of the Notes received an option to purchase one share of the Company’s common stock at $0.5 per share for each dollar of principal. The Company issued options to purchase 596,000 common shares to the note holders. The options expire one year from the date the note is repaid.

During the quarter ended December 31, 2014, holders of the convertible debt converted $8,500 of convertible debt and the Company issued 24,286 shares of common stock.

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
32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
33