Form 10-Q
period 2015-03-31
AMERICAN CRYOSTEM Corp
filed 2015-05-15
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended March 31, 2015

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

Yes ☐ No ☒

As of May 10, 2015, there were 32,913,150 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Interim Balance Sheets

As of March 31, 2015 and September 30, 2014

	March 31, 2015	Sept 30, 2014
ASSETS

Current assets:
Cash	$5,508	$21,471
Deferred Contract Expense	31,000	54,250
Accounts Receivable	19,296	6,074
Prepaid Expenses	250	—

Total current assets	56,054	81,795

Other Assets
Other Deposit	—	550
Investment in joint venture	1,000	1,000
Security deposits	5,950	5,800
Patents and Trademarks	221,751	200,767
Equipment – net	230,561	250,182

Total Assets	$515,316	$540,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$803,711	$698,105
Bridge notes payable	596,000	596,000
Convertible notes payable	159,500	173,000
Deferred Revenue	17,568	17,768
Capital Lease Payable	—	10,898

Total current liabilities	1,576,779	1,495,771

Long-Term Liabilities
Convertible Notes payable	327,500	30,000
Payable to Shareholder	132,947	134,947

Total Long-Term Liabilities	460,447	164,947

Shareholders’ equity:
Common stock ($.001 par value, 32,915,500 shares issued and outstanding at March 31, 2015, and 32,890,864 shares issued and outstanding at September 30, 2014; 300,000,000 shares authorized)	32,916	32,286
Additional paid in capital	7,018,502	5,990,623
Accumulated deficit	(8,573,328)	(6,075,393)
Total shareholders’ equity	(1,521,910)	(52,484)

Total Liabilities & Shareholders’ Equity	$515,316	$569,032

See Notes to Financial Statements

3

American CryoStem Corporation

Interim Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

and the Six Months Ended March 31, 2015 and 2014

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Sales	$58,511	$4,480	$94,555	$10,619

Operating Expenses:
Professional Fees	22,107	146,890	32,452	214,801
Research & Development	83,634	116,364	179,668	179,198
Administration	100,047	210,315	247,984	392,318

Total Operating Expenses	205,788	473,569	460,104	786,317

Net Loss from Operations	(147,277)	(469,089)	(365,549)	(775,698)

Other Income (Expense)	(20,382)	(8,396)	(44,237)	(14,410)

Net Loss	$(167,659)	$(477,485)	$(409,786)	$(790,108)

Basic & fully diluted net earnings (loss) per common share	$(.005)	$(.015)	$(.012)	$(.024)

Weighted average of common shares outstanding: Basic & fully diluted	32,915,150	32,640,721	32,911,414	32,584,031

See Notes to Financial Statements

4

American CryoStem Corporation

Interim Statements of Cash Flows

For the Six Months Ended March 31, 2015 and 2014

	2015	2014
Operating Activities:
Net loss	$(409,786)	$(790,108)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation & amortization expense	20,619	20,149
Accrued Interest	44,237	13,048
Changes in other operating assets and liabilities
Accounts Receivable	(13,222)	(2,017)
Deferred Contract Expense	23,250	(54,500)
Prepaid Expenses	(250)	(250)
Other Deposit	550	—
Security Deposit	(150)
Accounts Payable and accrued expenses	61,369	185,133
Contract Payable	—	45,000
Deferred Revenue	(200)	1,100
Net cash used by operations	(273,583)	(582,445)

Investing activities:
Purchase of equipment	—	(8,149)
Investment of other assets	(21,982)	(23,465)
Net cash used by investing activities	(21,982)	(31,614)

Financing activities:
Issuance of convertible notes	284,000	5,250
Payment to Shareholder	(2,000)	(2,000)
Issuance of notes payable	—	426,000
Issuance of common stock	8,500	124,250
Capital Lease	(10,898)	(9,873)

Net cash provided by financing activities	279,602	543,627

Net increase (decrease) in cash during the period	(15,963)	(70,432)

Cash Balance, Beginning of Period	21,471	115,932

Cash balance, End of Period	$5,508	$45,500

Supplemental disclosures of cash flow information:
Interest Paid	$324	$1,361
Income Taxes Paid	$—	$—

See Notes to Financial Statements

5

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Six Months Ended March 31, 2015

Prices & shares adjusted for stock splits

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance at September 30, 2014	32,890,864	$32,892	$7,010,026	$(8,163,542)	$(1,120,624)

Exercises of Convertible Notes	24,286	24	8,476		8,500

Net Loss				(409,786)	(409,786)

Balance at March 31, 2015	32,915,150	$32,916	$7,018,502	$(8,573,328)	$(1,521,910)

See Notes to Financial Statements

6

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2015

NOTE 1. Organization of the Company and Significant Accounting Policies

American CryoStem Corporation (the “Company”) is a publicly held corporation formed on March 13, 2009 in the state of Nevada as R&A Productions Inc. (R&A).

In April 2011, R&A purchased substantially all the assets and liabilities of American CryoStem Corporation (ACS) a company formed in 1987, for 21 million shares of common stock. ACS was deemed to be the accounting acquirer. At the date of the purchase, the former operations of R&A were discontinued and the name of the Company was changed to American CryoStem Corporation.

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

Royalties from the licensing of the Company’s assets are recognized when earned and collection of the royalty is reasonably assured.

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

March 31, 2015

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

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

The Company plans to continue to fund its operations through fundraising activities in fiscal 2015 until it generates sufficient revenue to support its operations. The Company has entered into an advisory agreement to assist in raising additional capital from institutional and strategic investors to fund the marketing and distribution of its products.

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

Net loss per share is computed as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net Loss	$(167,659)	$(477,485)	$(409,786)	$(790,108)
Weighted average shares outstanding	32,915,150	32,640,721	32,911,414	32,584,031
Basic & fully diluted net earnings (loss) per common share	$(.005)	$(.015)	$(.012)	$(0.024)
8

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2015

NOTE 4. Equipment

Equipment is comprised of the following:

	March 31, 2015	Sept 30, 2014
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	999	999
Lab Equipment	254,054	254,054
Lab Software	123,000	123,000
Less: Accumulated Depreciation	(174,771)	(155,150)
Equipment - net	$230,561	$250,182

NOTE 5. Patents

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

The Company has filed the following additional patents to extend its intellectual property to encompass additional aspects of the Company’s platform processing technologies. To date the following patent filings have been made:

•	A Business Method for Collection Cryogenic Storage and Distribution of a Biologic Sample Material PCT/US2011/39260 filed June 6, 2011 with a priority date of June 6, 2010.

•	Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation U.S. Serial No. 13/646,647 filed October 5, 2012 with a priority date of October 6, 2011.

•	Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipospirates to Physician for Autologous Adipose Transfer Procedures PCT/US13/44621 filed June 6, 2013 with a priority date of June 7, 2013.

•	Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. US Serial No. 62/098799 filed December 31, 2014

•	Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells 61/810,970 Filed in 2014 with a priority date of April 11, 2013.

•	Cell Culture Media, Kits and Methods of Use, US Serial No. 13/1-94/900 continuation of US Serial No. 11/542,863.
9

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2015

NOTE 6. Debt

As of March 31, 2015, the Company had $487,000 of convertible notes outstanding. Of those convertible notes $159,500 had come due on September 30, 2014. Of the $159,500, $17,500 have been extended to September 30, 2015. The Company is currently in negotiations with the rest of these note holders to convert their notes or to extend their maturity dates. These notes are convertible into common stock at $0.35 per share.

Convertible notes of $327,500 come due at the end of fiscal year 2016 and are exercisable into common stock at $0.30 per share.

During fiscal year 2014, the company issued “bridge notes” and received proceeds of $596,000. The notes are due in fiscal year 2015 at 8% interest. Holders of the notes received options to purchase 596,000 shares of common stock at $0.05 per share. The notes are unsecured.

The following table describes the Company’s debt outstanding as of March 31, 2015:

Debt	Carrying Value	Maturity	Rate
Convertible notes	$142,500	Demand	8.00%
Convertible notes	$17,000	Fiscal 2015	8.00%
Convertible notes	$327,500	Fiscal 2015	8.00%
Bridge Notes	$596,000	Fiscal 2015	8.00%
Due to shareholder	$132,947	Demand	0.00%

NOTE 7. Common Stock Issuances

During fiscal year 2014, option holders exercised 170,000 options and the Company issued 170,000 shares of common stock and received proceeds of $24,500.

During fiscal year 2014, holders of convertible notes converted $152,300 of convertible notes and the Company issued 435,143 shares of common stock.

During the six months ended March 31, 2015, holders of convertible notes converted $8,500 of convertible notes and the Company issued 24,286 shares of common stock.

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

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2015

NOTE 8. Stock Options (continued) The following is a summary of common stock options outstanding at March 31, 2015:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity

Outstanding at September 30, 2014	10,556,000	$0.21	3.74

Issues	0
Exercises	0
Expires	0
Outstanding at March 31, 2015	10,556,000	$0.21	3.24

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at March 31, 2015.

NOTE 10. Commitments & Contingencies

Operating Leases – The Company leases laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. The rent $3,300 per month.

The Company leases office facilities in Eatontown, New Jersey. The rent is $2,650 per month.

NOTE 11. Reliance on Key Personnel

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer and Chairman of its Board of Directors. A withdrawal of the efforts of these individuals would have a material adverse effect on the Company’s ability to continue as a going concern.

NOTE 12. Litigation

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it that would have a materially adverse effect on the Company as of March 31, 2015 and the date of these financial statements.

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

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of May 1, 2015, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1583), adult stem cells (4820), adipose derived stem cells (137), mesenchymal stem cells (492), and stromal vascular fraction (31).

On February 10, 2015 the Company entered into an agreement to acquire the clients, physician network, all stored client samples and the cryo storage equipment of BioLife Cell Bank (‘BioLife”) located in Dallas, Texas. BioLife Cell bank was one of the first private cell banks in the United States to store adipose tissue and adipose derived stem cells. We have received the samples and are currently undertaking a complete inventory and obtaining new storage agreements with the BioLife storage customers. The agreement also calls for us to collect all current and future storage fee’s associated with the transferred samples. The Company has begun the process of converting the BioLife clients to American CryoStem storage agreements, enrolling existing BioLife physicians in the American CryoStem network and performing inventory and integration processes on the received samples.

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

The following products and services are designed to become the basis of, or an integral part of, numerous planned licensing, revenue generating, and cellular therapy development activities: Our products and serves are:

•	CELLECT®	•	Description: Tissue Collection methodology designed for participating physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory;
		•	Sales Channel: Manufacture and sale of our Cellect collection boxes to licensees for our ATGRAFT™ and ATCELL™ technologies.

•	ATGRAFT™	•	Description: Tissue processing at our Laboratory of a customer’s received adipose tissue and preparation for long term storage in different configuration sizes allowing future retrieval for tissue grafting procedures or Regenerative Medicine applications
		•	Sales Channel: US Plastic and Cosmetic surgeons, licensing of the ATGRAFT™ processing technology to international partners for utilizing our CELLECT™ collection boxes and ACSelerate mediums.

•	ATCELL™	•	Description: Clinical Processing separating the component parts of an individual’s adipose tissue, removing the adipocytes and red blood cells, and creating the ATCELL™ autologous stem cell lines for storage, expansion, or differentiation
		•	Sales Channel Clinical and Research grade ATCELL™ (adipose Derived Stem Cells) lines for use with or sale to collaborative partners in research and application development and optimization, cell morphology and characterization assays, and growth analysis.

•	ACS Laboratories™	•	Laboratory Division: Manufacturing and sale of our patented ACSelerate cell culture media products
		•	Creation and sale of research grade ATCELL™
		•	Participation and support of all collaborative research projects
		•	Contract manufacturing, including Autokine-CM®
		•	Provide testing services for physicians performing in-office procedures and tissue processing

•	International Licensing	•	Standard Operating Procedures (SOPs) and all associated components and products
		•	Consulting and Marketing Review and Assessment
		•	CELLECT®
		•	ATGRAFT™
		•	ATCELL™
		•	Adipose tissue processing, cellular expansion and product manufacture

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

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue/stem cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals the benefit of multiple cosmetic or regenerative procedures by using their own stored adipose tissue as a natural biocompatible filler or cellular therapy application without the trauma of further liposuctions. ATGRAFT™ procedures include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our cGMP standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create ATCELL™ our clinical grade stem cell product for use in Regenerative Medicine applications. The AGTRAFT™ service is included in our pending patent application U.S. Serial No. 13/646,647)

The Company’s charges standardized fees for ATGRAFT™ tissue processing and initial storage ranges from $985 to $3,000, depending on the volume of tissue processed. The annual storage fee is $200 for up to 100ml of tissue. Storage of tissue over 100ml is billed an additional $1 per 1ml annually. These fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees ranging from $100 to $500 plus shipping costs, paid by the physician upon retrieval, for the thawing, packaging and shipment of the stored samples to the physician for immediate use upon receipt.

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
16

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing, to develop versions for differentiation of ATCELL™ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a new patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells representing the most recent results of this ongoing optimization program. The new growth medium is designed to provide enhanced cell growth allowing for reduced culture times and management believes that it can produce the new media with 60% less materials costs. Internal growth studies have indicated a general increase in overall cell growth of up to 200% greater than other cell culture medium.

ACS Laboratories™ - Laboratory Product Sales, Contract Manufacturing and Professional Services – ACS Laboratories is an unincorporated subsidiary of American CryoStem Corporation, responsible for the sale and licensing of all the Company’s patented and patent pending cellular, cell culture, processing and testing products to professional, institutional and commercial clients. The Company operates a separate website (acslaboratories.com) to distinguish the sale of commercial and research products from its consumer products and services, which are marketed on its main website (americancryostem.com). ACS Laboratories manufactures a full line of ACSelerate™ cell culture media and ATCELL™ products; and provides these products to our collaborative partners as further discussed below.

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
22

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

1 http://www.trimarkpublications.com/regenerative-medicine-markets/

2http://www.bccresearch.com/market-research/biotechnology/stem-cells-global-markets-bio035d.html

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

3 http://www.researchandmarkets.com/research/mbmvbh/global

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

BALS Institute

On April 23, 2013, we announced receipt of our first commercial international shipment of adipose tissue for processing and long term cryostorage. The master sample was shipped to the Company by BALS (Biomedical and Life Sciences) Institute (BALS), a Hong Kong-based regenerative medicine company and client of Personal Cell Sciences Corp. (PCS), the developer of U-Autologous skin care products and formulations. In 2014 BALS and PCS mutually terminated their relationship.

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

Liquidity and Capital Resources

We had a cash balance of $5,508 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $22,107 during the six months ended March 31, 2015 in professional fees (legal, accounting and consultants) and $ 83,634in Research and Development.

Commitments

As of the date of this quarterly report, the Company’s material capital commitments were (i) the continued funding of the expansion of our marketing efforts and laboratory processing capabilities; and (ii) the current two-year lease for the laboratory spaces at the Burlington County College Science Incubator, Laboratory 110 and 108, which was renewed for an additional three year period on February1, 2014 and is subject to a monthly payment of $3,300.

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,650. The total rent for office facilities for the three months ended March 31, 2015 was $7,950.

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

As of March 31, 2015, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of March 31. 2015.

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

During the six months ended March 31, 2015 the company issued $327,500 of its 8% convertible notes due 9/30/2016. The notes are convertible into common shares of the Company at $0.30

There are additional $159,500 of convertible notes, all of which are convertible at $0.35 per share, outstanding as of the date of this report.

The Company has outstanding $596,000 of 8% Notes. The Notes are due one year from their date of issuance. In addition each purchaser of the Notes received an option to purchase one share of the Company’s common stock at $0.05 per share for each dollar of principal. The Company issued options to purchase 596,000 common shares to the note holders. The options expire one year from the date the note is repaid.

During the six months ended March 31, 2015, holders of the convertible debt converted $8,500 of convertible debt and the Company issued 24,286 shares of common stock.

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
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

May 15, 2015	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
32