Form 10-Q
period 2015-06-30
AMERICAN CRYOSTEM Corp
filed 2015-08-19
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2015

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

Yes ☐ No  ☒

As of August 14, 2015, there were 32,913,150 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

As of June 30, 2015 and 2014

	June 30,	June 30,
	2015	2014
ASSETS
Current assets:
Cash	$14,710	$31,759
Trade Accounts Receivable	41,237	5,520
Other Receivables	5,000
Deferred Contract Expense	19,375	65,875
Prepaid Expenses	250	250

Total current assets	80,572	103,404

Property and Equipment (Net of Accumulated Depreciation)	220,860	260,505

Other Assets
Investment in Joint Venture	1,000	1,000
Security Deposits	5,950	5,800
Patents & Trademarks	224,057	196,511

Total Other Assets	231,007	203,311

Total Assets	$532,439	$567,220

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable & Accrued Expenses	$712,796	$574,903
Contract Payable	68,000	68,000
Deferred Revenue	58,967	—
Convertible Notes Payable	159,500	185,550
Bridge Notes Payable	596,000	506,000
Capital Lease Payable	—	16,147

Total current liabilities	1,595,263	1,350,600

Long-Term Liabilities
Deferred Revenue	600	1,100
Convertible Notes Payable	472,500	—
Payable to Shareholder	132,947	136,948

Total Long-Term Liabilities	606,047	138,048

Shareholders’ equity:
Common stock ($.001 par value, 32,915,500 shares issued and outstanding at June 30, 2015, and 32,840,721 shares issued and outstanding at June 30, 2014; 300,000,000 shares authorized)	32,916	32,841
Additional paid in capital	7,018,502	6,149,318
Accumulated deficit	(8,720,289)	(7,103,587)
Total shareholders’ equity	(1,668,871)	(921,428)

Total Liabilities & Shareholders’ Equity	$532,439	$567,220

See Notes to Financial Statements

3

American CryoStem Corporation

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

and the Nine Months Ended June 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales	$107,334	$63,760	$201,889	$74,379

Operating Expenses:
Professional Fees	31,930	55,382	69,881	273,750
Research & Development	75,926	105,745	256,866	287,053
Administration	128,737	123,219	370,216	513,527

Total Operating Expenses	236,593	284,346	696,963	1,074,330

Net Loss from Operations	(129,259)	(220,586)	(495,074)	(999,951)

Other Income (Expense)	(22,998)	(13,833)	(61,673)	(28,243)

Net Loss	$(152,257)	(234,419)	$(556,747)	$(1,028,194)

Basic & fully diluted net earnings (loss) per common share	$(.005)	$(.007)	$(.017)	$(.032)

Weighted average of common shares outstanding: Basic & fully diluted	32,915,150	32,683,908	32,923,557	32,617,324

See Notes to Financial Statements

4

American CryoStem Corporation

Statement of Cash Flows

For the Nine Months Ended June 30, 2015 and 2014

	2015	2014
Operating Activities:
Net loss	$(556,747)	$(1,028,194)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation expense	36,563	30,505
Accrued Interest	58,498	28,243
Changes in other operating assets and liabilities
Accounts Receivable	(35,163)	(3,517)
Other Receivable	(5,000)
Deferred Contract Expense	34,875	(65,875)
Prepaid Expenses	(250)	(250)
Other Deposit	550	—
Security Deposits	(150)	—
Accounts Payable and accrued expenses	24,193	286,531
Contract Payable	—	68,000
Deferred Revenue	41,799	1,100

Net cash used by operations	(400,832)	(683,457)

Investing activities:
Investment		(1,000)
Purchase of equipment	—	(8,149)
Investment in other assets	(30,531)	(34,075)
Net cash used by investing activities	(30,531)	(43,224)

Financing activities:
Convertible notes	429,000	(5,250)
Payment to Shareholder	(2,000)	(2,499)
Issuance of Notes Payable	—	506,000
Issuance of common stock	8,500	159,250
Capital Lease	(10,898)	(14,993)

Net cash provided by financing activities	424,602	642,508

Net increase (decrease) in cash during the period	(6,761)	(84,173)

Cash Balance, Beginning of Period	21,471	115,932

Cash balance, End of Period	$14,710	$31,759

Supplemental disclosures of cash flow information:
Interest Paid	$2,856	$1,361
Income Taxes Paid	$0	$0

See Notes to Financial Statements

5

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended June 30, 2015

Prices & shares adjusted for stock splits

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance at September 30, 2014	32,890,864	$32,892	$7,010,026	$(8,163,542)	$(1,120,624)

Exercises of Convertible Notes	24,286	24	8,476		8,500

Net Loss				(556,547)	(552,547)

Balance at June 30, 2013	32,915,150	$32,916	$7,018,502	$(8,720,089)	$(1,668,671)

See Notes to Financial Statements

6

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2015

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

June 30, 2015

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2014 are subject to IRS audit.

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

Net loss per share is computed as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Loss	$(152,257)	$(234,419)	$(556,547)	$(1,028,194)
Weighted average shares outstanding	32,915,150	32,683,908	32,923,557	32,617,324
Basic & fully diluted net earnings (loss) per common share	$(.005)	$(.007)	$(.017)	$(0.032)
8

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2015

NOTE 4. Equipment

Equipment is comprised of the following:

	June 30, 2015	June 30, 2014
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	998	998
Lab Equipment	254,054	254,556
Lab Software	123,000	123,000
Less: Accumulated Depreciation	(184,471)	(145,328)
Equipment - net	$220,860	$260,505

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

The Company has filed the following additional patents to extend its intellectual property to encompass additional aspects of the Company’s platform processing technologies. To date the following patent filings have been made:

•	A Business Method for Collection Cryogenic Storage and Distribution of a Biologic Sample Material PCT/US2011/39260 filed June 6, 2011 with a priority date of June 6, 2010.

•	Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation U.S. Serial No. 13/646,647 filed October 5, 2012 with a priority date of October 6, 2011.

•	Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipaspirates to Physician for Autologous Adipose Transfer Procedures PCT/US13/44621 filed June 6, 2013 with a priority date of June 7, 2013.

•	Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells 61/810,970 Filed in 2014 with a priority date of April 11, 2013.
•	Cell Culture Media, Kits and Methods of Use, US Serial No. 13/1-94/900 continuation of US Serial No. 11/542,863.

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2015

NOTE 6. Debt

As of June 30, 2015, the Company had $632,000 of convertible notes outstanding. Of those convertible notes, $159,500 had come due on September 30, 2014. Of the $159,500, $17,500 have been extended to September 30, 2015. The Company is currently in negotiations with the rest of these note holders to convert their notes or to extend their maturity dates. These notes are convertible into common stock at $0.35 per share.

Convertible notes of $422,500 come due at the end of fiscal year 2016 and are exercisable into common stock at $0.30 per share.

Convertible notes of $50,000 come due on June 30, 2017 and are exercisable into common stock at $0.30 per share.

During fiscal year 2014, the company issued “bridge notes” and received proceeds of $596,000. The notes are due in fiscal year 2015 at 8% interest. Holders of the notes received options to purchase 596,000 shares of common stock at $0.05 per share. The notes are unsecured.

The following table describes the Company’s debt outstanding as of June 30, 2015:

Debt	Carrying Value	Maturity	Rate
Convertible notes	$142,500	On Demand	8.00%

Convertible notes	$17,000	Fiscal 2015	8.00%

Convertible notes	$422,500	Fiscal 2016	8.00%

Convertible notes	$50,000	Fiscal 2017	8.00%

Bridge Notes	$506,000	On Demand	8.00%

Bridge Notes	$90,000	Fiscal 2015	8.00%

Due to shareholder	$132,947	On Demand	0.00%

NOTE 7. Common Stock Issuances

During fiscal year 2014, option holders exercised 170,000 options and the Company issued 170,000 shares of common stock and received proceeds of $24,500.

During fiscal year 2014, holders of convertible notes converted $152,300 of convertible notes and the Company issued 435,143 shares of common stock.

During the 9 months ended June 30, 2015, holders of convertible notes converted $8,500 of convertible notes and the Company issued 24,286 shares of common stock.

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2015

NOTE 8. Stock Options

The following is a summary of common stock options outstanding at June 30, 2015:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity

Outstanding at September 30, 2014	10,556,000	$0..21	3.74

Issues	200,000
Exercises	0
Expires	0

Outstanding at June 30, 2015	10,756,000	$0.21	2.99

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2015.

NOTE 10. Commitments & Contingencies

Operating Leases – The Company leases laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. The rent is $3,300 per month.

The Company leases office facilities in Eatontown, New Jersey. The rent is $2,650 per month.

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2015

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

Note 13. Related Party Transactions

The other party to the joint venture discussed in Note 12 is controlled by a member of the Company’s scientific advisory board.

During the quarter ended June 30, 2015, the Company paid a $5,000 liability of the Joint Venture and booked a receivable from the Joint Venture.

At June 30, 2015, the company was indebted to the Company’s president and also to its majority shareholder for advances to the Company of $132,947. The advances are due on demand, are unsecured, and carry no interest rate.

NOTE 14. Litigation

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2015 and the date of these financial statements.

NOTE 15. Subsequent Events

In July of 2015, the Company entered into an agreement with Cells on Ice, a private company, for the private labeling of its collection and processing services. Cell on Ice has developed a network of physicians that have performed more than 2,500 tissue collection procedures and is interested in offering the Company’s collection, processing and storage services. The new private labeled service will be offered exclusively through physicians participating and registered with Cells on Ice.

In July of 2015 the Company terminated its agreement with certain consultants retained to assist the Company in its capital formation.

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

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of August 1, 2015, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1650), adult stem cells (4968), adipose derived stem cells (143), mesenchymal stem cells (529), and stromal vascular fraction (32).

On February 10, 2015 the Company entered into an agreement to acquire the clients, physician network, all stored client samples and the cryo storage equipment of BioLife Cell Bank (‘BioLife”) located in Dallas, Texas. BioLife Cell bank was one of the first private cell banks in the United States to store adipose tissue and adipose derived stem cells. We have received the samples and are currently undertaking a complete inventory and obtaining new storage agreements with the BioLife storage customers. The agreement also calls for us to collect all current and future storage fee’s associated with the transferred samples. The Company has completed its inventory and integration and begun billing of the acquired BioLife customers for the continued storage of their tissue samples.

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

•	CELLECT®	• •

Description: Tissue Collection methodology designed for participating physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory;

Sales Channel: Manufacture and sale of our Cellect collection boxes to licensees for our ATGRAFT™ and ATCELL™ technologies.

•	ATGRAFT™	• •

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

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue/stem cell storage options. The ATGRAFT™ service, through the utilization of our CELLECT collection Services allows for a single liposuction procedure allows individuals the benefit of multiple cosmetic or regenerative procedures by using their own stored adipose tissue as a natural biocompatible filler or cellular therapy application without the trauma of further liposuctions. ATGRAFT™ procedures include breast reconstruction or layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our cGMP standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create ATCELL™ our clinical grade stem cell product for use in Regenerative Medicine applications. The AGTRAFT™ service is included in our pending patent application U.S. Serial No. 13/646,647.

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

The ATGRAFT™ service creates patient retention and significant revenue opportunities for the participating physician to promote additional procedures and generate additional fees from waste material collected during liposuction procedures. These additional fees can be generated with significantly lower physician costs by eliminating the overhead associated with performing a liposuction for each procedure. Physician cost savings may include: materials, supplies, staff, equipment, and the expenses of utilizing a surgical center, hospital operating room or an in-office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

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

The Company’s ATCELL™ cell lines are cGMP processed and cultured in our patented ACSelerate™ – MAX - SFM animal product free cell culture media. All tissue, cells, and research materials that are made available for sale to research institutions are tested for sterility, disease, lifespan, and population doubling rate (PDL). Additionally, we believe these cells are suited for any type of cellular therapy or regenerative medicine research. Cell morphology is confirmed by (i) flow cytometry and (ii) differentiation analysis using ACSelerate™ differentiation media. The Company’s research program makes donor demographics, processing, and testing data available to the clinical researcher. Each ATCELL™ line can be further cultured and differentiated allowing the Company to provide genetically matched clinical grade cell types. We believe this research methodology provides opportunities for the Company’s ATCELL™ and ACSelerate™ products to become building blocks of final developed commercial applications.

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

Currently, we believe our media products are being utilized by our research partners engaged in developing novel new cellular applications and treatments. The Company supports these efforts by also making ATCELL™ samples available for research purposes and for internal product development through our research programs. We believe these cell lines are highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research. We also believe that the Company’s ability to provide clinical grade materials for these research and development collaborators, partners and other third parties extends the Company’s ability to become a primary source of clinical grade materials and services to support approved applications and treatments. The Company recently added an improved version of its ACSelerate serum free medium branded ACSelerate – MAX- SFM, this new medium has improved growth capabilities for ADSCs allowing for increased population doublings in less passages making the culturing of adipose derived stem cell more economical.

The Company manufactures several versions of its ACSelerate™ cell culture media including:

•	ACSelerate- MAX SFM™ - our newest clinical grade, cGMP manufactured animal serum free cell culture media, which provides improved cell growth and rapid expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-SFM™ - our flagship clinical grade, cGMP manufactured animal serum free cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-LSM™ - our flagship research grade, cGMP manufactured low FBS (0.05%) cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for research and cellular application development or further culturing into other research grade cell types;
•	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™), which are suitable for use in cartilage repair applications in knees and other joints for patients suffering from joint injury, osteoarthritis and other diseases that cause degeneration of joint cartilage;
•	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™) for the repair of bone injuries resulting from traumatic injury and musculoskeletal diseases;
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™) for the repair of adipose tissue defects resulting from injury or surgical procedures and is designed for those patients without an appropriate amount of body fat for corrective tissue transfer procedures;
•	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™) for the repair of muscle tissue defects and loss as the result of traumatic injury, surgery or systemic disease;
•	ACSelerate-CR™- a clinical grade, non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media designed to conform to certain FDA and PHS 361 exemptions available for marketing our ATGRAFT™ service.
17

ACSelerate-TR™- a clinical grade, animal product free tissue transportation media designed to provide biologic stability for adipose tissue harvested using the Company’s CELLECT collection products.

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing, to develop versions for differentiation of ATCELL™ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a new patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells representing the most recent results of this ongoing optimization program. The new ACSelerate- MAX SFM™ growth medium is a result of the optimization program and is designed to provide enhanced cell growth allowing for reduced culture times and management believes that it can produce the new media with 60% less materials costs. Internal growth studies have indicated a general increase in overall cell growth of up to 200% greater than other cell culture medium.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”, can be found at: (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-
24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research.)

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

In June of 2015, The Company entered into an initial agreement with THE CLINIC Cell Source (“TCCS”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT tissue processing and storage technology and the purchase of our CELLECT collection products which include our ACSelerate TR transport medium. The Company also assisted TCCS in upgrading its facility in Japan and provided training in the ATGRAFT processing and recordkeeping procedures. The Company believes TCCS will begin marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT and ACSelerate CP cryoprotectant in the third quarter of 2015. Upon execution of this Agreement the Company received an upfront payment and will receive additional minimum annual payments following in future years. The Agreement also provided TCCS with an opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company.

In June 2014, the Company entered into an agreement with Health Innovative Technology Corporation Limited, Hong Kong (“HIT”) for the licensing of our ATGRAFT tissue storage product. Pursuant to the terms of the Agreement, American CryoStem has licensed to HIT the exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service in Hong Kong. The financial terms call for annual minimum licensing payments for a period of three years as well as additional royalty payments based on gross revenue. HIT will also purchase CRYO’s CELLECT collection materials and ACSelerate™ - CP storage media and other products necessary for clinical collection, processing and storage of Adipose Tissue. Upon execution CRYO received the initial payment of the minimum annual licensing fee with the balance of first year licensing payments due prior to full commercial launch of the ATGRAFT™ service in Hong Kong. HIT currently operates a cord blood, cellular processing and banking platform and, offers comprehensive healthcare solutions to clients in Hong Kong.

Product Development

Our strategic approach to product development is to design, develop and launch new products and services that utilize our existing products and services, i.e. the use of the CELLECT collection materials in providing ATGRAFT tissue storage services. Management believes that this approach will provide the Company with opportunities to produce near term cash flow, strong recurring revenue streams, strong international licensing partners and complementary scientific data. We focus on developing products, services and applications that require tissue collection and processing as the initial requirement to produce cellular therapies and products. These products and services may include adipose tissue and stem cell sample processing and storage as a form of personal “bio-insurance”, adipose tissue (fat) storage for cosmetic fat engraftment procedures, and the creation and production of topical applications and ingredients used by other companies in the wound care and cosmetic industries as well as cellular applications and bio-materials development.

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

During 2013 and 2014 the Company and Dr. Lee’s team investigated various combinations of NanoScript and ATCELL™ focused on the regeneration of neural, cartilage and muscle cells. This research led to new intellectual property entitled “Nanoparticle-Mediated Synthetic Transcription Factor from Enhanced Gene Expression and Cell Differentiation” and the publication of papers and posters by Dr. Lee’s team. Dr. Lee’s team also received an initial seed grant to Dr. Lee from Rutgers neural engineering group. The team is continuing its research and the creation of scientific papers. Additional Collaborations

The Company is in the early stages of developing collaborations with additional industry and university partners. These developing relationships in their earliest stages are covered by Confidential Disclosure Agreements and those that are more advanced also include Material Transfer Agreements under which the Company supplies either ATCELL or ACSelerate™ medium products for evaluation, testing, and the development of new cellular therapy applications.

To date the Company has advanced to a Material Transfer Agreement with the University of Miami, University of Washington, UHV Technologies, STEMCELLTechnologies, and Integra Pharmaceuticals and has provided both ATCELL™ and ACSelerate™ products to these entities under Agreement. No assurance can be given that these relationships will progress to full collaborative agreements or ultimately result in new technology for future commercialization.

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

Management intends to renew these IRB studies in July of 2015 and to pursue additional collaborative and partnering opportunities as a strategic method to enhance awareness of and expand the distribution of our patented products, services, technologies and expertise in the IRB-approved clinical processing of adult adipose tissue and ADSCs for autologous (self) use. We believe that as the pace of clinical trials and result reporting increase and scientific and peer reviewed papers are published, new opportunities to market our existing products, services and Intellectual Property portfolio may also emerge.

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

Our Company has multiple patent applications for our products and methods to be used in the IRB studies, which include:

•	ACSelerate-™ (animal serum free) adipose stromal cell culture and differentiation medium in clinical and research grades;
•	The CELLECT® collection and tracking system for collecting tissue and cellular samples;
•	Adipose tissue, stromal vascular fraction (SVF) and adipose-derived mesenchymal cell processing, expansion and differentiation;
•	Storage preparation methods for adipose tissue, stromal vascular fraction (SVF) and adipose derived cellular samples;
•	Testing and quality management methods, systems, data collection and maintenance;
•	Cryoprotectant for the storage of adipose tissue samples; and
•	The ATGRAFT™ service for the collection, preparation, storage and retrieval of adipose tissue for cosmetic and plastic surgery biocompatible fillers.

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

Our SOPs are the key to properly operating our clinical tissue processing facility. To ensure delivery of the highest quality services, we incorporate these SOPs, which are designed to provide a basis for accreditation by the American Association of Blood Banks (AABB), the American Association of Tissue Banks (AATB) and the Foundation for the Accreditation of Cellular Therapy (FACT-JACIE), into our daily operations. We have consistently endeavored to ensure that our processes, methodologies and procedures are and remain among the highest standards in the global tissue collection, processing and storage market. To this end, we have equipped ourselves with state-of-the-art quality processing and testing equipment, which help to ensure that every sample that is collected and processed is sterile (free from adventitious agents), viable and capable of significant growth and expansion. While published studies generally report total viable cells, our assessment testing also reports each sample’s growth capabilities.

Quality Management

The Company’s quality management program ensures that during processing and testing of each adipose tissue, adipose derived stem cell or SVF sample, the appropriate quality management tests and processing methodologies are performed and the data is collected, recorded and reviewed by the laboratory management team.

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

Testing Design and Standard Operating Procedures

Testing methods are standardized and operate under a complete set of validated SOPs and Quality Management (QM) processes. All SOPs are designed to be in compliance with the US Food and Drug Administration’s cGMP/cGTP regulations and guidance for aseptic processing as applicable to our products and processes. Strict QM is enforced to avoid and/or record any process deviations.

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes one issued U.S. patent (No. 7989205, Cell Culture Media Kits and Methods of Use); and seven pending patent applications, one joint patent filing with Rutgers University, and 8 in-licensed patents which are detailed in the following charts. During fiscal 2015 the Company has expanded its patent filing to include foreign patent filings that cover our main products and processing intellectual property to support and protect our growing international licensing of the AGTRAFT platform and CELLECT collection services.

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

Trademarks

In addition to patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem®, CELLECT® and ATGRAFT™. We plan to obtain additional registered trademarks for our future products, slogans and themes to be used in our marketing initiatives, including, for example, ACSelerate – MAX SFM™ ACSelerate-SFM™, ACSelerate- LSM™ and ATCELL™.

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

We plan to continue direct marketing programs focused on reaching plastic and cosmetic surgeons to offer our services to their patients. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

1 http://www.trimarkpublications.com/regenerative-medicine-markets/

2 http://www.bccresearch.com/market-research/biotechnology/stem-cells-global-markets-bio035d.html

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

3 http://www.researchandmarkets.com/research/mbmvbh/global

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

THE CLINIC Cell Source – Tokyo, Japan

In June of 2015, The Company entered into an initial agreement with THE CLINIC Cell Source (“TCCS”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT tissue processing and storage technology and the purchase of our CELLECT collection products which include our ACSelerate TR transport medium. The Company also assisted TCCS in upgrading its facility in Japan and provided training in the ATGRAFT processing and recordkeeping procedures. The Company believes TCCS will begin marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT and ACSelerate CP cryoprotectant in the third quarter of 2015. Upon execution of this Agreement the Company received an upfront payment and will receive additional minimum annual payments following in future years. The Agreement also provided TCCS with an opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company.

Health Information Technology Company, LTD – Hong Kong and Shenzhen, China

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

Liquidity and Capital Resources

We had a cash balance of $14,710 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $31,930 during the three months ended June 30, 2015 in professional fees (legal, accounting and consultants) and $75,926 in Research and Development.

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

The Company has an operating lease for its main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease is for a term of three years with a monthly rent of $2,650. The total rent for office facilities for the three months ended June 30, 2015 was $7,950.

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

As of June 30, 2015, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

During the nine months ended June 30, 2015 the company issued $387,500 of its 8% convertible notes due 9/30/2016. The notes are convertible into common shares of the Company at $0.30

The Company issued a $50,000 8% convertible note to an investor due June 30, 2017. The note is convertible at $0.30 per share.

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

During the nine months ended June 30, 2015, holders of the convertible debt converted $8,500 of convertible debt and the Company issued 24,286 shares of common stock.

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
33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 19, 2015	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 19, 2015	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
34