Form 10-K
period 2015-09-30
AMERICAN CRYOSTEM Corp
filed 2016-01-13
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

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

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☐

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☐

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $.0.48 on March 31, 2015 (the last business day of the registrants most recently completed second fiscal quarter) was approximately $6,578,616

As of January 8, 2016, the registrant had 34,705,451 shares of its common stock, par value $0.001, outstanding.

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

Our Business

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, clinical laboratory dedicated to our standardized processing, bio-banking and development of cellular tools and applications using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Our FDA registered clinical laboratory which we believe to be in compliance with FDA regulations for human tissue processing, cryro-storage and cell culture and differentiation media development is located in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe the scientific community is becoming more aware of factors that affect sample integrity and experimental variability. By standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of preclinical and clinical data which will help to accelerate the transition from lab research to drug and therapy development and market launch.  To this end, we have licensed affiliates operating on our cellular collection-processing and storage platform in Tokyo, Japan, and Hong Kong. Our licensees purchase our CELLECT® adipose tissue collection kits and ACSelerate-CP™ storage consumables from us.

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

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of January 1, 2016, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1776), adult stem cells (5165), adipose derived stem cells (155), mesenchymal stem cells (575), and stromal vascular fraction (33).

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company may require licensees of our tissue and cell processing technologies to purchase all the consumable products required in the collection, processing and storage of tissue/stem cells as part of the licensing agreement.

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management believes that we are well positioned to leverage our developed products and services as the basis for international distribution through licensees of our technologies and a host of Regenerative Medicine uses and future applications.

The following products and services are designed to become the basis of, or an integral part of, planned licensing territories, revenue generating, and cellular therapy development activities: Our products and services are:

•	CELLECT®	•	Patent Pending PCT/US2011-39260 Tissue Collection and transportation system designed for physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory;
		•	CELLECT® transportation system is used for all American CryoStem adipose tissue processing services ATGRAFT™, ATCELL™, contract manufacturing services.
		•	Manufacture and sale of our CELLECT® collection system to licensees for our ATGRAFT™ and ATCELL™ technologies.
		•	Proprietary transportation methodology utilizing our patent pending ACSelerate™-TR Transportation Medium for shipping adipose tissue at ambient temperature.

•	ATGRAFT™	•	Patent pending PCT/US13/44621 adipose tissue processing at our Laboratory and preparation for long term storage of cleaned, whole fat for fat transfer procedures and future reprocessing into cellular applications.
		•	Multiple storage configuration sizes (4mL, 5mL, 50mL & 100mL) allow for maximum fat storage and transfer flexibility.
		•	ATGRAFT™ is stored in a DMSO free cryoprotectant which requires no further processing by a physician upon retrieval of a patient’s sample.
		•	Licensing of the ATGRAFT™ processing technology to international partners utilizing our CELLECT® collection boxes and ACSelerate™ mediums.

•	ATCELL™	•	Patent pending #13/646,676 for the processing and isolation of cellular specific components of an individual’s adipose tissue to create adipose derived stem cell (ADSCs) lines for storage, expansion, or differentiation.
		•	Proprietary processing methodologies of ATCELL™ have been confirmed to be 96%+ pure ADSCs by third party flow cytometry.
		•	IRB approved process as of June 2013.
		•	Clinical and Research grade ATCELL™ lines for use with or sale to collaborative partners in research and application development and optimization, cell morphology and characterization assays, and growth analysis.

•	ACSELERATE™	•	Patented #7,989,205 with continuation filed 313,194,900 Cell media line for transporting, expanding, differentiating and storing human cells.
		•	Specially optimized for used with adipose tissue and adipose derived stem cells.
		•	Superior growth and differentiation capabilities compared to industry competitors.
		•	Used exclusively in all American CryoStem processing (ATGRAFT™, ATCELL™ and contract manufacturing).

•	ACS Laboratories™	•	Manufacturing and sale of our patented ACSelerate™ cell culture media products.
		•	Creation and sale of research grade ATCELL™
		•	Participation and support of all collaborative research projects
		•	Contract manufacturing, including Autokine-CM®
		•	Provide testing services for physicians performing in-office procedures and tissue processing

•	International Licensing	•	Standard Operating Procedures (SOPs) and all associated components and products
		•	Consulting and Marketing Review and Assessment
		•	CELLECT® (consumable)
		•	ATGRAFT™ (consumable)
		•	ATCELL™ (consumable)
		•	Adipose tissue processing, cellular expansion and product manufacture

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” clinical solution for physicians to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our ACSelerate–TR transport medium into all collection bags which supports the health of the tissue during transport. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology to be used by all licensees of our technologies. The CELLECT® service is included in our pending patent application U.S. Serial No. 13/702,304.

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

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue/stem cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals the benefit of multiple cosmetic or regenerative procedures by using their own stored adipose tissue as a natural biocompatible filler or cellular therapy application without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create ATCELL™, our clinical grade stem cell product for use in Regenerative Medicine applications. The ATGRAFT™ service is included in our pending patent application U.S. Serial No. 13/646,647.

The Company’s charges standardized fees for ATGRAFT™ tissue processing and initial storage ranges from $750 to $3,000, depending on the volume of tissue processed. The annual storage fee is $200 for up to 100ml of tissue. Storage of tissue over 100ml is billed an additional $1 per 1ml annually. These fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees ranging from $100 to $500 plus shipping costs, paid by the physician upon retrieval, for the thawing, packaging and shipment of the stored samples to the physician for immediate use upon receipt. Additionally, physicians may request that any stored package of ATGRAFT™ of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing. The Company charges fees of $1,500 for the reprocessing of a 25ml stored ATGRAFT™ sample and may charge additional fee’s if additional expansion of the newly created ATCELL™ sample is also requested.

ATGRAFT™ Processing, Storage and Retrieval fees are determined by the storage configuration as follows:

•	Small Sample package – for storages of 100ml of adipose tissue or less.
•	Medium Sample package – for storage of 100ml to 300ml of adipose tissue.
•	Large Storage package – for storage of over 300ml of adipose tissue.
•	Custom Package – storage configuration for pre planned procedures.

The Company believes, the ATGRAFT™ service may create patient retention, and significant revenue opportunities for the participating physician to promote additional procedures and generate additional tissue transfer fees from adipose tissue collected during liposuction procedures. These additional fees can be generated with significantly lower physician costs by eliminating the overhead associated with performing a liposuction for each scheduled fat transfer or therapy procedure. Physician cost savings may include: materials, supplies, equipment, and the expenses of utilizing a surgical center, hospital operating room or an in-office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Clinically processed and characterized adipose derived stem cells (ADSCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADSC and differentiated cell products and processing methodology. The Company can create multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes), etc. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine procedures. The Company charges its customers fees ranging from $1,500 to $10,000 to process a previously stored ATGRAFT™ sample or a minimum of $2,500 for newly collected client tissue samples to be processed to Stromal Vascular Fraction (SVF). Customer samples submitted for processing must utilize the CELLECT® collection system to conform to our internal SOPs.

The Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample and for additional culturing in the ACSelerate™ cell culture and differentiation media. We believe cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. We believe ATCELL™ is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ MAX (fetal bovine serum (FBS) free high yield media),SFM (standard serum free medium), LSM (low 0.05% FBS media) or differentiation media. The ATCELL™ products and services are incorporated into our pending patent filing US Serial No. 13/646,647.

The Company’s ATCELL™ cell lines are processed and cultured in our patented ACSelerate™ – MAX our high yield, animal product free cell culture media. All tissue, cells, and research materials that are made available for sale to research institutions are tested for sterility, disease, lifespan, and population doubling rate (PDL). Additionally, we believe these cells are suited for any type of cellular therapy or regenerative medicine research. Cell morphology is confirmed by (i) flow cytometry and (ii) differentiation analysis using ACSelerate™ differentiation media. Each ATCELL™ line can be further cultured and differentiated allowing the Company to provide genetically matched clinical grade cell types. We believe this research methodology may provide opportunities for the Company’s ATCELL™ and ACSelerate™ products to become the building blocks of final developed commercial applications.

The Company intends to support its application research, development and collaborative efforts by making ATCELL™ and ATGRAFT™ samples available for research and product development purposes through joint ventures, and university and commercial collaborations. These adipose tissue and cell line samples, we believe will be highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research due to our clinical processing methodology, donor sample data and the ability to create multiple cell types that have identical genetic profiles. We believe the clinical processing methods, data collection and testing of our ATCELL™ and the ability to make multiple cell types from the same donor line allows research teams to focus on application development and avoid bench to commercialization delays.

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

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium (clinical) grade and FBS (research) grade. This patent covers both non-GMP research grades and GMP clinical grades suitable for cell culture of adipose-derived stem cells intended for use in humans. Additionally, in 2014 the Company filed a continuation of this granted patent with additional claims and improvements, U.S. Serial No. 13/194,900. The Company has received notice from the USPTO of certain allowable claims within the continuation application and is aggressively pursuing the granting of these additional claims.

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

The Company manufactures several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ - our improved clinical grade, animal serum free cell culture media, is ideally suited for the rapid expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-SFM™ - our general purpose clinical grade, manufactured animal serum free cell culture media, which is ideally suited for the expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-LSM™ - our research grade, low FBS (0.05%) cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for research and cellular application development or further culturing into other research grade cell types;
•	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™), which are suitable for use in cartilage repair applications in knees and other joints for patients suffering from joint injury, osteoarthritis and other diseases that cause degeneration of joint cartilage;
•	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™) for the repair of bone injuries resulting from traumatic injury and musculoskeletal diseases;
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™) for the repair of adipose tissue defects resulting from injury or surgical procedures and is designed for those patients without an appropriate amount of body fat for corrective tissue transfer procedures;
•	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™) for the repair of muscle tissue defects and loss as the result of traumatic injury, surgery or systemic disease;
•	ACSelerate-CP™- a clinical grade, non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media designed to conform to certain FDA and PHS 361 exemptions available for marketing our ATGRAFT™ service.
•	ACSelerate- TR™ - A clinical grade sterile transportation medium designed to maintain the viability of the tissue, at ambient temperatures for up to 100 hours during the shipment of adipose tissue to our processing facility.

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop versions for differentiation of ATCELL™ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. Many of these applications are not currently approved by the US Food and Drug Administration. On December 31, 2014 the Company filed a new patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799) representing the most recent results of this ongoing optimization program. On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Groth of Human Adipose Stromal Cells.

ACS Laboratories™: Laboratory Product Sales, Contract Manufacturing and Professional Services – ACS Laboratories is a division of American CryoStem Corporation, responsible for the manufacturing and sale of all the Company’s patented and patent pending cellular, cell culture, processing and testing products to professional, institutional and commercial clients. The Company operates a separate website (acslaboratories.com) to distinguish the sale of commercial and research products from its consumer products and services, which are marketed on its main website (americancryostem.com). ACS Laboratories manufactures a full line of ACSelerate™ cell culture media and ATCELL™ products; and provides these products to our collaborative partners as further discussed below.

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the patient and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company to promote ATGRAFT™ and ATCELL™ products.

Our Company’s contract manufacturing services can be extended to develop custom and/or white label products and services for both local and global cosmetic and regenerative medicine companies, physicians, wellness clinics and medical spas. The Company intends to expand its relationships and contract manufacturing regionally through its physician networks and globally through its International Licensing Program.

International Licensing Program – The Company believes that globally, many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received numerous international inquiries concerning the sale or licensing of our SOPs, products and services in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong and Shenzhen, China and, Tokyo, Japan.

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research.)

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

Collaboration / Partnering Opportunities / Acquisitions

BioLife Customer and Physician Acquisition

In February 2015 the Company entered into a binding asset purchase agreement with BioLife Cell Bank Dallas, LLC and BioLife Cell Bank Management, LLC (collectively “BioLife”), to purchase all of BioLife’s current adipose tissue, stem cell storage clients samples, and physician network. The transaction was concluded in March of 2015. Transfer of the adipose tissue samples was completed on April 24, 2015 and the Company undertook a complete physical inventory of the transferred samples. The Company initiated annual storage fee billing to the acquired storage clients in June of 2015. Management believes that, with the acquisition of BioLife, the Company became one of the largest commercial adipose storage facility in the United States.

Additionally the Company acquired the physician customer list of approximately 60 cosmetic and plastic surgeons, and began marketing its services to all previous physician users of the BioLife services.

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

During 2013 and 2014, the collaborative efforts resulted in successful initial “proof of concept” combining PGEN’s unique biomaterial and the Company’s ATCELL™ and ACSelerate™ products. Management believes the publication of the preliminary results showed successful healing of full depth wounds on the backs of immune deficient mice.

Our collaborative research has established that membrane scaffolds fabricated from human proteins can be cultivated with ATCELL™ cells causing the scaffolds to be rapidly and completely covered by the cells. The cells then secrete their own extracellular matrix, creating a structure with layers of matrix, cells and scaffold. This living structure, when introduced into a mouse wound model, localizes the stem cells in the wound, protects the cells within the wound environment, promotes cell growth and causes a statistically significant increase in the rate of wound closure and healing compared to the standard of care.  Further evaluation will measure the performance of these scaffolds in accelerating the rate of wound closure, healed scar thickness, growth of new blood vessels and production of key wound healing factors. Our objective is to show that these constructs can stimulate the growth of new tissue and promote wound closure and healing.

INTEGRA LifeSciences:

On June 4, 2015, the Company and Autogenesis, Corp. entered into Non-Disclosure and Material Transfer Agreements with Integra LifeSciences, under which the parties are exploring certain combinations of American CryoStem’s, ATCELL™ stem cells, its licensed biomaterials and Integra products and other biomaterials for the development of new products and services. Integra LifeSciences, a NYSE traded (INT) New Jersey based company, is a world leader in medical technology and wound healing. Integra offers innovative solutions, including leading regenerative technologies, in specialty surgical solutions, orthopedics and tissue technologies. (http://www.integralife.com/)

Under the terms of the Agreement the Company will supply biomaterials to Integra and utilize its AGRFAFT™, CELLECT®, ATCELL™ and ACSelerate™ products for the development of new devices and biologic products for use with the co-developed biomaterials. To date the Company has delivered biomaterials to Integra for use in the development of the new biomaterials and initiated the processing and testing of porcine (pig) adipose tissue for use in the initial animal studies. The Company is currently working with Integra to schedule additional work necessary to advance the product development in 2016 which include additional porcine tissue processing, and combining our ATCELL™ and ACSelerate™ products with the new materials.

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

During the last quarter of 2015 the Company undertook a review of the collaborative efforts between the Company and Dr. Lee pending the expiration of the agreements in November of 2015. Management believes that potential commercialization of the licensed technologies would require a number of years of additional study and experimentation and requires substantial investment by the Company. In November of 2015 the Collaboration and Research Agreement and the Licensing Agreement were terminated. The Company continues to discuss alternative arrangements with Dr. Lee and the Rutgers Office of Technology Transfer for the continuing provision of our ATCELL™ and ATGRAFT™ products to Dr. Lee to support his continuing research.

Cells on Ice:

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

Additional Collaborations

The Company is in the early stages of developing collaborations with additional industry and university partners. These developing relationships in their earliest stages are covered by Confidential Disclosure Agreements and those that are more advanced also include Material Transfer Agreements under which the Company supplies either ATCELL™ or ACSelerate™ medium products for evaluation, testing, and the development of new cellular therapy applications.

To Date the Company has advanced to a Material Transfer Agreement with the University of Miami, University of Washington, UHV Technologies, and STEMCell Technologies and has provided both ATCELL™ and ACSelerate™ products to these entities under Agreement. No assurance can be given that these relationships will progress to full collaborative agreements or ultimately result in new technology for future commercialization. As of September 30, 2015 these relationships have yet to result in a material agreement.

Additionally in August of 2015 the Company entered into a Confidential Disclosure Agreement and a Material Transfer Agreement with Dr. Sazlay, a research scientist currently investigating unique cancer treatments at the University of Wurzburg in Germany and the University of California in San Diego. Following execution of the Agreement, the Company delivered a number of ATCELL-SVF™, ATCELL™ and ACSelerate™ samples to Dr. Sazlay for testing and determination of usefulness of our products for development of his novel treatments. Dr. Sazlay has reported positive results of this initial work and the Company and Dr. Sazlay are currently negotiating additional collaborative agreements for further development of the treatments.

Institutional Review Board Approval of Protocols

In an effort to make it easier for other physicians and researchers to study the safety of SVF and ADSCs, in 2013 we sought approval from the Institutional Review Board (IRB) of the International Cell Surgical Society (ICSS) of our protocols for the processing of SVF and culturing of mesenchymal stem cells from autologous adipose tissue. The two protocols, titled: Autologous Adipose Tissue-Derived Stromal Vascular Fraction (SVF) Containing Adult Stem Cells with Isolation of SVF, and Culturing of Adipose Derived Stem Cells (ADSCs) For Use in Institutional Review Board Studies, (the “IRB Studies”) provide appropriate processing, storage and testing methods necessary to move the clinical investigative process towards uniform treatments. The collection of processing and outcome data from IRB approved protocols is required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies, including potency (cell count), contamination testing and cell viability.

The ICSS IRB thoroughly evaluated every step of our standardized processing protocols, which serve to isolate the SVF or ADSCs from a patient’s adipose tissue. The objective of the IRB is to assess these protocols to ensure the highest patient safety possible and to minimize the risks for those participating in innovative research and investigational studies. On June 30, 2013, the ICSS IRB approved the protocols until June 30, 2014. Additionally, the Company obtained approval for a new study, entitled “Comparative Viability Assessment of Human Adipose Tissue before and After Cryopreservation (ICSS -2013-010), the Study was approved on November 22, 2013 and is valid until November 22, 2014

In June of 2014 the Company submitted its IRB Studies to the Institutional Review Board of the Institute of Regenerative Cellular Medicine (the “IRCM”) and on July 23, 2014 the ICEM IRB approved the following studies:

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

The IRCM approved studies require annual renewal; the Company renewed the studies in July of 2015.

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

In 2014, the Company created and is the Sponsor of a new IRB study with The DaVinci Center, Dr. Louis Cona, Principal Investigator, in George Town, Grand Cayman Island entitled Impact and Safety of Cultured Expanded Autologous, Adipose-Derived Stem Cells deployed via Intravenous Injection for the Treatment of Multiple Sclerosis Protocol: CRYO-MS-ADSC-006. On July 23, 2014 the study was approved for 100 patients. On November 1, 2014 the first patient was treated at the Da Vinci Center utilizing the approved protocol. The IRB filing can be found on www.clinicaltrials.gov, (ClinicalTrials.gov Identifier NCT02326935). The Company renewed the IRB studies with The Institute of Regenerative Cellular Medicine in August of 2015 for another one year period.

Management intends to pursue additional collaborative and partnering opportunities as a strategic method to enhance awareness of and expand the distribution of our patented products, services, technologies and expertise in the IRB-approved clinical processing of adult adipose tissue and ADSCs for autologous (self) use. We believe that as the pace of clinical trials and cellular therapy results reporting increase and scientific and peer reviewed papers are published, new opportunities to market our existing products, services and Intellectual Property portfolio may also emerge.

Moreover, we further believe that the combination of our validated cellular processing capabilities and patented products give us an economical platform to develop and produce cellular therapy applications for injection or intravenous therapy, topical applications, burn and wound healing, joint repair, disease treatments and cosmeticeuticals. The clinical methods and products we have developed are designed to permit a variety of treatments for any patient with their own genetically matched raw materials utilizing our ATCELL™ and ATGRAFT™ products prepared with our patented line of ACSelerate™ cell culture mediums. We believe that autologous cellular therapies have shown promising results for safety and efficacy in a variety of applications in published early stage clinical trial results and application studies.

Regulatory Information

The Company believes that its processing methodologies and the testing laboratory facilities are designed to be in compliance with all current regulations as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (FDA) regulations as they relate to the operation of a tissue processing and storage facility.

The Company’s Mount Laurel facility is registered with the FDA (FEI 3008307548) as a processing and storage facility for Human Cells, Tissues and Cellular and Tissue Based Products (HCT/Ps) since 2010. In 2013, we registered the facility with the State of New York (CP169TP136) and the State of California (CNC80948) the only states in the U.S. requiring registration. These state registrations required the submission of our operating procedures for review by the respective State Health Departments, and annual updates to maintain the registrations are required. In addition, we have discussed our operations with the State of New Jersey Health Department and Department of Environmental Protection (DEP) to ascertain any special regulations to which we may be subject. Based upon these discussions, and our use of a registered medical waste disposal company, we do not at this time have any special registrations or regulations for compliance with the State of New Jersey. Our New Jersey Medical Waste Generator registration number is 0364539.

The Company is also subject to complying with a significant body of FDA and PHS regulation; the regulations governing our business are mainly contained within 21 CFR 1271.10, 800, 600, 200, 210 and 211. The forgoing regulations govern all aspects of the Company’s Standard Operating Procedures (SOPs), which we periodically review with our FDA advisors, Laboratory Director and Medical Laboratory Director.

Our SOPs are the key to properly operating our clinical tissue processing facility. To ensure delivery of the highest quality services, we incorporate these SOPs, which are designed to provide a basis for accreditation by the American Association of Blood Banks (AABB), the American Association of Tissue Banks (AATB) and the Foundation for the Accreditation of Cellular Therapy (FACT-JACIE). We have consistently endeavored to ensure that our processes, methodologies and procedures remain among the highest standards in the global tissue collection, processing and storage market. To this end, we have equipped ourselves with state-of-the-art quality processing and testing equipment, which we believe helps to ensure that every sample collected and processed is sterile (free from adventitious agents), viable and capable of significant cellular growth and expansion.

Quality Management

The Company’s quality management program attempts to ensure that during processing and testing of each adipose tissue or SVF sample, the appropriate quality management tests and processing methodologies are performed and the data is collected, recorded and reviewed by the laboratory management team.

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

Testing Design and Standard Operating Procedures (SOPs)

Testing methods are standardized and operate under a complete set of validated SOPs and Quality Management (QM) processes. All SOPs are designed to be in compliance with the US Food and Drug Administration’s regulations and guidance for aseptic processing. Strict QM is enforced to avoid and/or record any process deviations.

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

PATENT TITLE	USE OF PATENT	APPLICATION #
A Business Method for “Collection, Cryogenic Storage and Distribution of a Biological Sample Material”	Company Core Tissue Collection Processing and Storage Methodology	U.S. Serial No. 13/702,304 filed June 6, 2011, and claiming a priority date of June 7, 2010 from provisional application 61/352,217
Systems and Methods for “The Digestion of Adipose Tissue Samples Obtained From a Client for Cryopreservation”	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 5, 2012, and claiming a priority date of October 6, 2011 from provisional application 61/544,103
Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures	PCT/US13/44621 Filed June 6, 2013 and claiming a priority date of June 7, 2012
Stem Cell-Based Therapeutic Devices and Methods	Combining ADRCs with Biomaterials for healing and tissue growth	U. S. Serial No. 14/196,616 filed March 4, 2014 and claiming a priority date from provisional application 61/773,112 filed March 5, 2013
Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells	Utilization of Autologous Blood Components for the Transport of Adipose Derived Cells to a Patient	U.S. Serial No. 14,250,338 and claiming a priority date from provisional application 61/810,970 filed April 11, 2013
Cell Culture Media, Kits, and Methods of Use	Continuation of U.S. Serial No. 11/542,863, includes Optimized and improvements to Media Formulations	U.S. Serial No. 13/194,900
Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells	International PCT filing of US Provisional Application Serial Number 62/098799 Filed December 31, 2014	PCT/US/68350 Filed December 31, 2015

Additionally, the Company has in-licensed IP with the following collaborations and joint ventures;

PATENT TITLE	USE OF PATENT	APPLICATION #
Cosmetic compositions including tropoelastin isomorphs	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based biological	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841
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

Global Stem Cells Market

A recently released report from Transparency Market Research (TMR) forecasts that the global stem cells market will grow at a remarkable CAGR of 24.2% from 2012 to 2018. According to TMR, a market intelligence firm, the global stem cells market, which in 2013 stood at US$26.23 bn, is anticipated to reach US$119.52 bn by the end of the forecast period. The report, titled ’Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018’, http://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm

Another report by Transparency Market Research titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018” states “The Global Stem Cells Market to grow at a CAGR of 24.2%, to Push US$119.52 billion by 2019. The report analyzes the highly fragmented stem cells market by the type of stem cells, processes in the stem cell market, applications of stem cells, and geography. Regenerative medicine is by far the dominant application of stem cells, including uses in neurology, cardiology, and oncology. According to process, the market is divided into the stem cell acquisition, stem cell production, stem cell cryopreservation, and stem cell expansion segments. Due to the expected increase in demand, stem cell acquisition will retain its position as the major segment of the stem cell market. Geographically, North America and Europe will remain well ahead of the competition.”

(http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-
24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research.html#sthash.4vzqG1wc.dpuf)

Regenerative Medicine Market

According to a leading research firm focused on the biotechnology, healthcare and life sciences industries, TriMark Publications categorizes the Regenerative Medicine market into three main categories:

•	Tissue Engineering;
•	Biomaterials; and
•	Biomolecules (scaffolds, growth factors and stem cell therapy).

TriMark Publications.com cites in its “Regenerative Medicine Markets” report (March 2013) that the Regenerative Medicine market continues to witness significant advances in clinical efficacy, regulatory approval and product commercialization of cell based therapies which will catapult to over $35 billion by 2019. Affirmative results produced from the application of adult stem cells have resulted in greater government and private sector investment in research and development of new cell therapies. Investment made into the regenerative medicine market include firms that harvest, process, purify, expand, cryopreserve, store or administer stem cells”1 In a study from Market Research Reports, released “Global Regenerative Medicine Market (Technology, Applications, Geography) – Industry Analysis, Trends, Opportunities and Forecast, 2013-2020.” In it, the market analysis firm found the global regenerative medicine market will be worth some $67.6 billion by 2020 – a stark and notable increase from the $16.4 billion valuation it received in 2013. Between 2014 and 2020, the report expects the regenerative medicine market to grow at a compounded annual growth rate of 23.2 percent.

According to Allied Market Research, on the basis of geography, this market can be classified into North America, Europe, Asia-Pacific and LAMEA. Currently, North America dominates the global market due to heavy investment in development of regenerative products as well as more number of commercialized products. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020.

Medical Tourism, Global Wellness Tourism

As stated by the Global Wellness Institute; adding up all expenditures made by international/inbound and domestic, primary and secondary wellness tourists, we estimate the wellness tourism industry to be $494 billion in 2013, a 12.7% increase over 2012. Wellness tourism accounts for 14.6% of all tourism expenditures and is growing much faster than the 7.3% growth rate for overall tourism expenditures from 2012-2013.The $494 billion in wellness tourism expenditures represent 586.5 million wellness trips taken in 2013, across 211 countries. Wellness tourism accounts for about 6.2% of all domestic and international tourism trips taken in 2013.

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

1http://www.trimarkpublications.com/regenerative-medicine-markets/

According to MarketsandMarkets, the global cell culture market was valued at an estimated $14,772 million in 2013. This market is expected to grow at a CAGR of 10.71% between 2013 and 2018, to reach $24,574 million in 2018. The cell culture media, sera, and reagents market consists of six segments, namely, contamination detection kits, cryoprotective agents, lab reagents, media, serum, and other reagents. Of these, the serum product segment had the largest share of the cell culture media, sera, and reagents market in 2013, whereas the media product segment is expected to grow at the highest CAGR between 2013 and 2018.

Cosmeceutical Market

Many industry experts agree that Cosmeceuticals has become one of the the fastest growing segments of the Cosmetics and Personal Care industry. Cosmeceutical products have a big emphasis on scientifically advanced formulations and often contain active ingredients that can also be found in pharmaceutical products. This continued emergence of increasingly sophisticated active ingredients is said to be the main driving force behind the growth of this segment, which is rapidly evolving into significant category of the personal care industry.

In a report titled Global Cosmeceuticals Market Outlook 2016, published February 2013, RNCOS reports that the worldwide market is estimated to be valued at $30.5 billion and is likely to grow at a consistent CAGR of 7.7% during the period 2012 through 2016.2 In a separate report, Transparency Market Research, a U.S. - based market intelligence firm states that the global facial care market is expected to report an approximate value of $39.75 billion by 2019. The report, titled ’Facial Care Market (By Product Type - Skin Whitening/ Lightening and Anti-Ageing, Facial Creams, Face Wash, Cleansing Wipes, Serums and Masks and Others (fade creams, pore strips and toners)- Asia-Pacific Industry Analysis, Size, Share, Growth, Trends and Forecast 2013 – 2019.  http://globenewswire.com/news-release/2014/10/17/674123/10103135/en/Global-Facial-Care-Market-to-be-Worth-39-75-Billion-by-the-year-2019-Transparency-Market-Research.html

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, and research/commercial uses of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs, are closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. In 2015, we intend to continue to employ both print advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

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

Development of Regional U.S. Markets

Cells on Ice

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

2http://www.researchandmarkets.com/research/mbmvbh/global

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

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company may receive an initial fee under the agreement which is credited toward future royalty payments. Following evaluation of the prospective licensee the Compay will enter into a final Agreement which outlines all upfront fees, minimum royalties and consumable purchase obligations of the Licensee.

Significant to our international development activities is the global expansion of the American CryoStem branded services and patented products, as well as the expansion of the Company’s services, technology and products as the core platform to implement cellular therapies and regenerative medicine.

Health Information Technology Company, LTD (Hong Kong)

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT® collection and transportation kit as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen cord blood collection facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014.

CellSource. Tokyo, Japan

In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet Licensing the ATGRAFT™ technology to Cell Source for Japan. The Agreement further calls for Cell Source to purchase our CELLECT® collection boxes and ACSelerate™ Cryopreservation Medium and provides Cell Source with a limited Right of First Refusal for licensing additional technologies for the Japanese markets. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products as well as more number of commercialized products. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020.

Scientific and Medical Advisory Board 2015

To expand our Scientific, R&D and product marketing efforts we continue to actively recruit and enlist the services of highly qualified peer leaders through our Scientific and Medical Advisory Board to assist us in our industry speaking engagements and education platform. This education platform is designed to focus on physicians, and industry needs and demands as they relate to current and future treatments utilizing our adipose tissue platform and adult stem cell technologies. Additionally, certain members of our advisory board provide assistance and input to management on the oversight of our research relationships, laboratory development and quality management systems. As of September 30, 2015, the following are currently members of our Scientific and Medical Advisory Board: (2016)

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

Item 1A. Risk Factors

To date we have generated only minimal operating revenues. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended September 30, 2015 with respect to this uncertainty which is included in the 2015 10K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our Common Stock and we may have a more difficult time obtaining financing.

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

As of September 30, 2014, the Company had issued and outstanding $596,000 aggregate principal amount of Bridge Notes, which mature, between January through July 2015 and bear interest at the rate of 8% per annum and $159,500 aggregate principal amount of Convertible Notes which mature in September 2014, which Convertible Notes are convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.35 of principal amount and/or interest so converted, and 397,500 of 8% convertible notes which mature in September of 2016 and are convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.30 of principal amount and/or interest so converted, and $50,000 of 8% convertible notes which mature in July of 2017 and are convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.30 of principal amount and/or interest so converted No assurances can be given that the Company will have sufficient funds to repay the principal and/or interest on such Bridge Notes when due or on the Convertible Notes such Convertible Notes are converted into Common Stock prior to maturity. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

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

Our facilities may require compliance with PHS and FDA regulations regarding current Good Manufacturing Protocols and there is no assurance we are in and/or in the future will be in compliance with these protocols or that the PHS or FDA may find deficiencies upon inspection of our facility.

The Company has developed its processing methodologies, testing and Mount Laurel laboratory facilities which the Company believes may be required to be in compliance with all current Good Manufacturing Practices and current Good Tissue Practices (cGTP) as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (“FDA”) regulations as they relate to the operation of a tissue processing and storage facility. While we believe such facilities are in compliance with such regulations, no assurance can be given that we are in fact in compliance and/or in the future will be in compliance with these regulations or that upon inspection by PHS and/or FDA that we will not be required to amend our procedures or limit our operations based upon the finding of the inspection.

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

Mr. Arnone owns the majority of the issued and outstanding voting stock of Personal Cell Science, a Florida corporation (“PCS”). PCS is in the cosmetic business and has entered into a contract manufacturing and royalty agreement with us to manufacture conditioned medium. We also receive a royalty of 10% of the gross sales of any products sold by PCS containing the conditioned medium that we manufacture. Mssrs. Arnone and Dudzinski collectively beneficially own in excess of 50.1% of our issued and outstanding voting stock and as a result have the ability to directly and/or indirectly make all decisions for us. Mr. Arnone is also the CEO of Regenerative BioTherapy Corp. Regenerative BioTherapy Corp, a Florida corporation which entered into a licensing Agreement with the Company in September of 2014. The licensing agreement Permits Regenerative BioTheray the use of the Company’s Standard Operating Procedures, Quality Management and General Operations procedures and process for the Company’s product lines and IP; to construct and operate a laboratory and treatment facility in the Caribbean.

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

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of June 30, 2015, there were 34,705,451 shares of Common Stock (excluding 12,321,000 shares issuable upon exercise of all issued and outstanding stock options and warrants, and 586,666 shares issuable on the conversion of all outstanding Convertible Notes, and no shares of preferred stock were issued and outstanding. Our board of directors has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the board of directors may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

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

Based on the number of outstanding shares of our Common Stock held by our stockholders as of September 30, 2015, our two (2) directors, executive officers and their respective affiliates beneficially owned in excess of 50.1% of our outstanding shares of Common Stock. As a result, those stockholders have the ability to control, among other items, the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our Common Stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, and/or (iii) discouraging a potential acquirer from attempting to obtain acquire us. The control held over us by such 2 persons may adversely affect the trading price of our Common Stock due to investor’s awareness of conflicts of interest.

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

Since April 2011, the date of the closing of the Asset Purchase, through September 30, 2015, the Company sold approximately $3,412,500 gross amount of its equity and debt securities. In connection with such sales, the Company may have violated various state securities laws. If the Company was determined by a court, FINRA or regulatory body with the required jurisdiction to have violated such laws, any such violation could result in the Company being required to offer rescission rights to each such prior purchase from the Company to rescind such purchases and pay to the prior purchaser an amount of funds equal to the purchase price paid by such prior investors plus interest from the date of any such purchase. No assurances can be given the Company will, if it is required to offer such purchasers rescission right, have sufficient funds to pay the prior purchasers the amount required. In addition, if the Company violated one or more securities laws of a state in connection with prior offers and/or sales of its securities, each such state could bring an enforcement, regulatory and/or other legal action against the Company which, among other things, could result in the Company having to pay substantial fines, not being able to sell securities in such states in the future and/or having a determination made by any such states against the Company that the Company failed to comply with such states’ securities laws, which could result in the Company, among other untoward effects including those set forth above, not being able to have its Common Stock be eligible for continued quotation on the OTCQB and/or other trading markets and/or mediums that the Common Stock is then trading and/or eligible for quotation on and/or in the future seeks to be quoted or traded on.

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

As of September 30, 2015, we had 12,321,000 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants, and, 1,940,001 shares issuable on the conversion of outstanding Convertible Notes. If and when these securities are exercised or converted into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares into the public market, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

Quarter ended	High	Low
December 31, 2014	$0.50	$0.23
March 31, 2015	$0.49	$0.23
June 30, 2015	$0.50	$0.20
September 30, 2015	$0.35	$0.11

(b) Holders of Common Equity

As of September 30, 2015, there were approximately 119 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

During fiscal year 2015, debenture holders converted $17,500 of convertible notes into 54,286 shares of common stock.

During fiscal year 2015, officers of the Company exercised 1,460,000 options at $0.01 and received 1,460,000 shares.

During fiscal year 2015, the Company issued 70,000 shares of common stock to pay $21,000 of the bridge loan discussed in Note

6. As part of this payment, the Company issued 4,542 shares to pay interest due on the bridge loan.

During fiscal year 2015, the Company issued 175,759 shares of common stock and received proceeds of $55,000.

During fiscal year 2015, the Company issued 50,000 to a charitable organization and recognized and expense of $12.500.

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

	FY 2015	FY 2014

Dividend yield	0.00%	0.00%
Risk free interest rate	0.25%	0.25%
Volatility	26.37%	48.39%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

During fiscal year 2015, the Company issued 3,525,000 options to employees, the holders of the bridge notes, and other professionals. As a result, the Company recorded labor expense of $399,432, in its statement of operations.

Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc. located at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716. Its contact phone is 732-872-2727.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by American CryoStem Corporation (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the this Annual Report on Form 10-K., relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Background

We were incorporated in the State of Nevada on March 13, 2009. On April 20, 2011, we acquired, through our wholly owned subsidiaryAmerican CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global,Inc. (“ACS”) in exchange for our issuance of 21,000,000 shares of our common stock, par value $0.001 per share, to ACS (the “AssetPurchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 27, 2011 disclosing the AssetPurchase and certain related matters including, but not limited to, the appointment of our present officers and directors as well as the resignationby the former chief executive officer and sole director. Our fiscal year ends September 30 of each calendar year.

Overview

American CryoStem Corporation, which we refer to as “we,” “us,” “our” and “our Company,” is a developer, marketer and global licensor of patented adipose tissue-based cellular technologies and related proprietary services with a focus on clinical processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose-derived regenerative cells (ADRCs). We maintain a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Through our ACS Laboratories division, we operate an FDA registered, compliant human tissue processing, cryostorage and cell culture and differentiation media development facility in Mount Laurel, New Jersey at the Burlington County College Science Incubator.

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

Through our ACS Laboratories division, our Company operates its flagship FDA registered, human tissue processing, cryostorage and cell culture and differentiation media development facility in Mount Laurel, New Jersey. On a mission to fulfill the pressing need to set a global gold standard for end-to-end clinical collection, processing, tracking and storage, American CryoStem has spent nearly six years designing and constructing the necessary clinical framework capable of replicating its protocols in markets around the world.

In June 2013, our Company received approvals from the Institutional Review Board (IRB) of the International Cell Surgical Society for the Company’s processing protocols for isolating Stromal Vascular Fraction (SVF) or ADSCs from a patient’s adipose tissue; and for culturing mesenchymal stem cells from adipose tissue. These protocols provide validated testing methods necessary to move the clinical investigative process towards uniform disease treatments’ and provide the collection of processing and outcome data required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies, including potency (cell count), contamination testing and cell viability. The Company obtained approval for these IRBs with the Institute of Regenerative Cellular Medicine (IRCM) in 2014 and renewed the IRB with the IRCM in 2015.

Today, American CryoStem is focused on securing licensing arrangements with qualified partners around the world to institute and operate its turnkey clinical laboratories that are properly equipped for processing and storing adipose tissue and ADSCs for use in Regenerative and Personalized Medicine applications.

Cash Requirements

We will require additional capital to fund marketing, operational expansion, processing staff training, as well as for working capital. We are attempting to raise sufficient funds would enable us to satisfy our cash requirements for a period of the next 12 to 24 months. We have minimal long term debt and have been able to meet our past financial obligations. In order to finance further market development with the associated expansion of operational capabilities for the time period discussed above, we will need to raise additional working capital. However, we cannot assure you we can attract sufficient capital to enable us to fully fund our anticipated cash requirements during this period.In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

In order to move our Company through its next critical growth phase of development and commercialization and to ensure we are in position to support our research collaborations and market penetration strategies, Management continues to seek new investment into the Company from existing and new investors with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from both the retail and institutional investing communities, while limiting dilution to our current shareholders. Additionally during fiscal 2015, Management has focused its efforts on increasing sales and licensing revenue and reducing expenses.

As a result of these efforts by Management, we expended: $73,405 in professional fees (principally legal and accounting) during the fiscal year ended September 30, 2015 down from $381,214 in Fiscal 2014, a decease of 80%. In Fiscal 2015 we spent $282,519 in Research and Development down from $399,702 in Fiscal 2014 a decrease of 29% and Administrative Expenses of $1,038,385 in Fiscal 2015 down from $1,172,003, a decrease of 11%. Overall, we were able to decrease our net loss to $1,379,480 in Fiscal 2015 from a net loss of $2,088,149 in Fiscal 2014, a reduction of approximately 34%. The Company's Gross Revenue increased to $338,910 in Fiscal 2015 versus Gross Revenue of $120,956 in Fiscal 2014, an increase of 180%, and Accounts Receivable increased from $6,074 in Fiscal 2014 to $56,513 in Fiscal 2015. Management intends to continue its focus on increasing revenue and reducing costs in Fiscal 2016.

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

Our plans with regard to these matters encompass the following actions: (i) obtaining funding from new investors to alleviate our working capital deficiency, and (ii) expanding sales of our products and services, (iii) increase Licensing transactions, Licensing our products for manufacture and distribution, and, (iv) continuing our cost control efforts. Our continued existence is dependent upon our ability to resolve our liquidity problems and achieve profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. Our financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2015, the Company had a cash balance of $9,059 and accounts receivable of $56,513. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required. In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

There was no significant impact on the Company’s operations as a result of inflation for the fiscal year ended September 30, 2015.

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

Item 8. Financial Statements

Our financial statements are contained in pages F-1 through F-12 which appear at the end of this Annual Report.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2015, based on these criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2015:

			Officer and/or
Name	Age	Position	Director Since

John Arnone	58	Chairman and Chief Executive Officer	2011

Anthony F. Dudzinski	53	Chief Operating Officer and Director	2011

John DiFolco	31	Executive Vice President and Director of Marketing	2013

John Arnone – Chairman and Chief Executive Officer

Mr. Arnone has been the Chairman of American CryoStem since 2008 and Chief Executive Officer since 2011. Mr. Arnone is also Chairman and CEO of Personal Cell Sciences, Inc., a private Company that markets the U-Autologous line of skin care products and Regenerative BioTherapy Corp, a private company that plans to establish a wellness treatment facility in the Caribbean. Prior to his involvement in the life sciences/biotechnology industries, he spent 25 years in the investment banking/financial services industry as an investment banker and a proactive investor. Over a 25 year period, Mr. Arnone founded, managed and operated two general securities broker-dealers based in New York specializing in strategic planning, new business development and corporate finance. Over the years, he has provided advisory and business management services as a founder, officer, director and/or shareholder to both mid-level and development stage private and public companies. Mr. Arnone also co-founded and operated a global entertainment distribution corporation with 120 employees, and under his guidance the Company was voted medium wholesaler of the year in the music industry (1997, 1998 and 2000) by the National Association of Recording Merchants. Mr. Arnone holds a degree in Business Administration and a Bachelors of Art in Economics from Kean University in New Jersey.

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

John DiFolco –Executive Vice President & Director of Marketing

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2015, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
John S. Arnone	2015	$19,777			$113,314	$133,091
President and CEO	2014	$50,176	N/A	N/A	$219,726	$269,902

Anthony F. Dudzinski	2015	$23,344			$113,314	$136,648
Chief Operating Officer	2014	$41,941	N/A	N/A	$219,726	$261,667

1This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts represent the accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2015 are described in the Notes to our financial statements included in this Annual Report.

Employment Contracts

The Company has an Employment Agreement with John Arnone, President and Chief Executive Officer of the Company, which began on October 1, 2012 and expires on October 1, 2020. The Board of Directors determines and approves the annual compensation paid to Mr. Arnone, which was set at $150,000 in base compensation for Fiscal 2015. During Fiscal 2015, Mr. Arnone was paid $19,777 The Company, however, has reserved the right in the future to pay unpaid salary in shares of restricted Common Stock.

The Company has an Employment Agreement with Anthony Dudzinski, Chief Operating Officer of the Company, which began on October 1, 2012 and expires on October 1, 2020. The Board of Directors determines and approves the annual compensation paid to Mr. Dudzinski, which was set at $150,000 in base compensation for Fiscal 2015. During Fiscal 2015, Mr. Dudzinski was paid $23,344. The Company, however, has reserved the right in the future to pay any unpaid salary in shares of restricted Common Stock.

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

Name and Address of Beneficial Owner	Number of Shares	Percent of Class[1]
Directors and Named Executive Officers [2]:
John S. Arnone [3]	24,880,000	71.68%
Anthony Dudzinski [4]	24,580,000	70.82%

All directors and named executive officers as a group (2 persons)

Other 5% or Greater Beneficial Owners
ACS Global, Inc.	21,000,000	60.50%

1Beneficial ownership is calculated based on 34,705,451 shares of Common Stock issued and outstanding as of September 30, 2015, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date hereof for each stockholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Commission. The number of shares of Common Stock beneficially owned by a person includes shares of Common Stock issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof. The shares of Common Stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

2Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 1 Meridian Road, Eatontown, NJ 07724.

3Mr. Arnone presently owns 14,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 35.8% percent of the ACS Global Common Stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares. Mr. Arnone also holds, 880,000 shares of the Company’s common shares and 3,000,000 options to purchase the Company’s Common Stock of which 1,000,000 expire on September 28, 2018 and 1,000,000 expire on September 24, 2019 and 1,000,000 which expire on September 20, 2020.

4Mr. Dudzinski presently owns 2,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 19.16% percent of the ACS Global Common Stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares. Mr. Dudzinski also holds 580,000 shares of the Company’s Common Stock and 3,000,000 options to purchase the Company’s Common Stock of which 580,000 expire September 4, 2017, 1,000,000 expire on September 28, 2018, 1,000,000 expire on September 24, 2019, and 1,000,000 which expire on September 20, 2020.

 Description of Securities

We are authorized to issue 300,000,000 shares of Common Stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of January 07, 2013, there were 34,705,451 shares of Common Stock and no shares of preferred stock issued and outstanding.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards to our named executive officers during fiscal 2015:

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date
John S. Arnone	1,000,000	—	1,000,000	$0.20	9/24/2018
	1,000,000		1,000,000	$0.25	9/28/2019
	1,000,000		1,000,000	$0.20	9/20/2020
Anthony Dudzinski	1,000,000	—	1,000,000	$0.20	9/24/2018
	1,000,000		1,000,000	$0.25	9/28/2019
	1,000,000		1,000,000	$0.20	9/20/2020

Option Plans

On September 18, 2011 our Board of Directors approved the “American CryoStem Corporation Incentive Stock Option Plan” (the “2011 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 3,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). The Company issued 2,910,000 of the Options available under the 2011 Plan in Fiscal 2012. To date 1,510,000 options from the 2011 Plan have been exercised and a total of 840,000 remain outstanding at an average weighted exercise price of $0.14.

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

On September 21, 2014 our Board of Directors approved the 2014 American CryoStem Corporation Incentive Stock Option Plan (the “2013 Plan”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2014 the Company granted a total of 3,516,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have been exercised.

On September 20, 2015 our Board of Directors approved the 2015 American CryoStem Corporation Incentive Stock Option Plan (the “2013 Plan”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2015 the Company granted a total of 3,250,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have been exercised.

Our current Board of Directors serves as the Committee. The Plan further provides for the Committee to set the terms of any Options granted at the time of the grant and terminates ten years for its effective date and is subject to final shareholder approval.

On September 18, 2011, our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The plan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2015.

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

Mr. Arnone remains a Director and Secretary of ACS Global and Mr. Dudzinski remains as a Director, President and Treasurer of ACS Global. Mr. Arnone is also the Chairman and CEO of Personal Cell Sciences, Inc.

Director Independence

Using the definition of “independent” using the rules of The Nasdaq Stock Market, we have determined that neither John Arnone nor Anthony Dudzinski are independent.

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Donahue Associates, for professional services rendered for the audit of our annual financial statements for fiscal year ended September 30, 2015 were $13,000 and $10,000 for the fiscal year ended September 2014.

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
39

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN CRYOSTEM CORPORATION

Dated: January 13, 2016	By:	/s/ John S, Arnone
John S. Arnone President, CEO and Chairman of the Board

Dated: January 13, 2016	By:	/s/ Anthony F. Dudzinski
Anthony F. Dudzinski COO, Treasurer, Secretary and Director
40

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Shareholders,

American CryoStem Corporation

We have audited the accompanying balance sheets of American CryoStem Corporation as of September 30, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American CryoStem Corporation as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2015 in conformity with U.S. generally accepted accounting principles.

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

Donahue Associates LLC

Monmouth Beach, New Jersey

January 8, 2016

American CryoStem Corporation

Balance Sheets

As of September 30, 2015 and 2014

	30-Sep-15	30-Sep-14
ASSETS

Current assets:
Cash	$9,059	$21,471
Deferred expense	7,750	54,250
Accounts receivable	56,513	6,074
Total current assets	73,322	81,795

Other assets:
Other deposits	2,250	550
Investment in joint venture	1,000	1,000
Security deposit	5,950	5,800
Patent- net	239,807	200,767
Fixed assets- net	211,314	250,182

Total assets	$533,643	$540,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$807,213	$698,105
Bridge notes payable	576,000	596,000
Convertible notes payable	557,000	173,000
Deferred revenues	56,431	17,768
Capital lease payable	0	10,898
Total current liabilities	$1,996,644	$1,495,771

Convertible notes payable	50,000	30,000
Payable to shareholders	118,347	134,947

Shareholders’ equity:
Common stock- $.001 par value, 300,000,000 shares authorized; issued and outstanding, 32,890,864 shares at September 30, 2014 and 34,705,451 at September 30, 2015	$34,707	$32,892
Additional paid in capital	7,876,967	7,010,026
Accumulated deficit	(9,543,022)	(8,163,542)
Total shareholders’ deficit	(1,631,348)	(1,120,624)

Total Liabilities & Shareholders’ Deficit	$533,643	$540,094

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

For the Years Ended September 30, 2015 and 2014

	30-Sep-15	30-Sep-14

Product & Services Revenue	$195,378	$34,599
Royalties	143,532	86,357
Total Revenues	338,910	120,956

Cost of Revenues	99,245	58,059

Gross Profit	$239,665	$62,897

General and administrative expenses:
Professional fees	$73,405	$381,214
Laboratory Expenses	282,519	399,702
Administration	1,038,385	1,172,003
Total general & administrative expenses	1,394,309	1,952,919

Net loss from operations	($1,154,644)	($1,890,022)

Other income (expenses):
Interest expense	(224,836)	(198,127)

Net loss before provision for income taxes	($1,379,480)	($2,088,149)

Provision for income taxes	0	0

Net loss	($1,379,480)	($2,088,149)

Basic & fully diluted net loss per common share:
Net loss	($0.04)	($0.06)

Weighted average of common shares outstanding:
Basic & fully diluted	33,044,333	32,607,073

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

For the Years Ended September 30, 2015 and 2014

	30-Sep-15	30-Sep-14
Operating Activities:
Net loss	($1,379,480)	($2,088,149)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad debt expense	16,215	0
Charitable Contributions	12,500	0
Compensation	583,025	597,771
Interest expense	144,324	155,232
Professional fees	35,407	90,206
Depreciation & amortization expense	40,864	40,821
Changes in other operating assets and liabilities :
Accounts receivable	(66,654)	(4,071)
Deferred charge	46,500	(54,250)
Other deposit	(1,700)	(550)
Deferred revenue	38,663	17,768
Accounts payable and accrued expenses	109,108	437,976
Net cash used by operations	($421,228)	($807,246)

Investing activities:
Patents development	($41,036)	($38,826)
Investment in joint venture	0	(1,000)
Security deposit	(150)	0
Purchase of lab equipment	0	(7,647)
Net cash used by investing activities	(41,186)	(47,473)

Financing activities:
Issuance of common shares	$55,000	$0
Issuance of bridge notes	0	596,000
Issuance of convertible notes	422,500	164,500
Options exercised	0	24,500
Payment of capital lease	(10,898)	(20,242)
Payable to shareholder	(16,600)	(4,500)
Net cash provided by financing activities	450,002	760,258

Net increase (decrease) in cash	($12,412)	($94,461)

Cash balance at beginning of the fiscal year	21,471	115,932

Cash balance at end of the fiscal year	$9,059	$21,471

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$3,176	$2,474
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

American CryoStem Corporation

Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2015 and 2014

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2013	32,285,721	$32,286	$5,990,623	($6,075,393)	($52,484)

Exercises of convertible notes and options	605,143	606	176,194		176,800

Issuance of options			838,209		838,209

Issuance of convertible notes			5,000		5,000

Net loss				(2,088,149)	(2,088,149)

Balance at September 30, 2014	32,890,864	$32,892	$7,010,026	($8,163,542)	($1,120,624)

Exercises of convertible notes	54,286	54	17,446		17,500

Options exercised	1,460,000	1,460	217,540		219,000

Shares issued to pay bridge note	70,000	70	20,930		21,000

Shares issued to pay interest on bridge note	4,542	5	1,336		1,341

Issuance of common shares	175,759	176	54,824		55,000

Shares donated to charity	50,000	50	12,450		12,500

Issuance of options			399,432		399,432

Issuance of convertible notes			142,983		142,983

Net loss				(1,379,480)	(1,379,480)

Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	($9,543,022)	($1,631,348)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Financial Statements

For the Years Ended September 30, 2015 and 2014

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

The Company has devoted a significant amount of its time and resources to develop its technologies and intellectual property. These efforts have resulted in the development of cell lines, cell culture medium and other laboratory products which the Company believes are suitable for licensing and distribution by third parties. Additionally the Company has initiated a licensing program to license its technologies to laboratories currently processing other types of biologic materials including cord blood and general blood banks. The Company closed its first licensing agreement in 2014 and closed an additional territory in fiscal 2015 intends to pursue additional licensing partners in the future. Under the terms of the licensing agreements, Licensees purchase certain consumables from the Company including the Company’s CELLECT collection kits and ACSelerate cellular mediums. The Company has also entered into its first private label arrangement in 2015, distributing its CELLECT kits and performing its ATGRAFT and ATCELL processing under a contract executed in Fiscal 2015.

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

Revenue Recognition – The Company recognizes tissue processing revenue from the processing of adipose tissue into usable stem cells once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage. Royalties from the licensing of the Company’s assets are recognized when earned and collection of the royalty is reasonable assured. Revenue derived from the sales of collection kits and medium products to Licensees is recognized upon shipment of the products to the licensee.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2015 and September 30, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2011 to 2015 are subject to IRS audit.

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

The Company plans to continue to fund its operations through capital fundraising activities through the sale of its debt and equity securities in fiscal 2016 until it generates sufficient revenue to support its operations.

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

Net loss per share is computed as follows:

	30-Sep-15	30-Sep-14

Net loss	($1,379,480)	($2,088,149)

Weighted average shares outstanding	33,044,333	32,607,073

Basic & fully diluted net loss per common share:
Net gain (loss)	($0.04)	($0.06)
F-9

Note 4. Fixed Assets

The fixed assets owned by the Company are comprised as follows.

	30-Sep-15	30-Sep-14

Office equipment	$26,637	$26,637
Lab furniture	642	642
Office furniture	999	999
Lab equipment	254,054	254,054
Lab software	123,000	123,000
Accumulated depreciation	(194,018)	(155,150)

Fixed assets- net	$211,314	$250,182

Lab equipment includes $88,000 of leased equipment. Depreciation expense on this leased asset for 2015 and 2014 was $12,521 and $12,571, respectively.

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

Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, PCT/US/68350 Filed December 31, 2015 with a priority date of December 31, 2014

Note 6. Debt

As of September 30, 2015, the Company had $607,000 of convertible notes outstanding. Convertible notes of $159,500 came due on September 30, 2014. The Company is currently in negotiations with the holders of these notes to convert their notes or to extend their maturity dates. These notes are convertible into common stock at $0.35 per share. Convertible notes of $447,500 are due at the end of fiscal years 2016 and 2017 and are exercisable into common stock at $0.30 per share.

During fiscal year 2014, the company issued “bridge notes” and received proceeds of $576,000, which were due in fiscal year 2015. The notes are currently in default and due on demand. Holders of the notes received options to purchase 576,000 shares of common stock at $0.05 per share. The notes are unsecured.

The following table describes the Company’s debt outstanding at September 30, 2015.

Debt	Carrying Value	Fair Value	Maturity	Rate

Convertible notes	$159,500	$159,500	Demand	8.00%	In default

Convertible notes	$397,500	$397,500	Fiscal 2016	8.00%

Convertible notes	$50,000	$53,000	Fiscal 2017	8.00%

Bridge notes	$576,000	$576,000	Demand	8.00%	In default

Due to shareholders	$118,347	$118,347	Demand	0.00%
F-11

Note 7. Administration Expense

A detail of administrative expenses in the statements of operations is as follows.

	30-Sep-15	30-Sep-14

Advertising & promotion	$57,383	$110,421
Automobile	2,505	5,500
Bad debt expense	16,215	0
Bank fees	824	567
Business meetings	7,054	7,991
Charitable Contributions	12,500	65
Consulting	191,510	331,943
Depreciation & amortization	40,863	40,821
Dues & subscriptions	675	3,825
Insurance	2,290	4,235
Travel & meals	45,660	28,313
General Office Expenses	26,181	39,480
Compensation (Options)	568,425	539,713
Rent	31,800	31,350
Postage	14,890	14,662
Telecommunications	10,342	9,181
Utilities	4,184	2,129
Web site maintenance	5,084	1,807

Total	$1,038,385	$1,172,003

Note 8. Common Stock Issuances

During fiscal year 2014, option holders exercised 170,000 options and the Company issued 170,000 shares of common stock and received proceeds of $24,500.

During fiscal year 2014, holders of convertible notes converted $152,300 of convertible notes and the Company issued 435,143 shares of common stock.

During fiscal year 2015, debenture holders converted $17,500 of convertible notes into 54,286 shares of common stock.

During fiscal year 2015, officers of the Company exercised 1,460,000 options at $0.01 and received 1,460,000 shares.

During fiscal year 2015, the Company issued 70,000 shares of common stock to pay $21,000 of the bridge loan discussed in Note 6. As part of this payment, the Company issued 4,542 shares to pay interest due on the bridge loan.

During fiscal year 2015, the Company issued 175,759 shares of common stock and received proceeds of $55,000.

During fiscal year 2015, the Company issued 50,000 shares of common stock to a charitable organization and recognized and expense of $12.500.

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

	2015	2014

Dividend yield	0.00%	0.00%
Risk free interest rate	0.25%	0.25%
Volatility	26.37%	48.39%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

During fiscal year 2015, the Company issued 3,525,000 options to employees. As a result, the Company recorded labor expense of $399,432, in its statement of operations.

The following is a summary of common stock options outstanding at September 30, 2015:

	Amount	Wgtd Avg Exercise Price	Wgtd Years to Maturity

Outstanding at September 30, 2013	6,910,000	$0.18	4.16

Issues	3,816,000
Exercises	(170,000)
Expires	0

Outstanding at September 30, 2014	10,556,000	$0.21	3.74

Issues	3,525,000
Exercises	(1,460,000)
Expires	(300,000)

Outstanding at September 30, 2015	12,321,000	$0.21	3.41
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

Cash, accounts receivable, deferred expense, other deposit, security deposit, accounts payable and accrued expenses, capital lease payable, bridge notes payable, deferred revenue, payable to shareholder, and advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2015 and September 30, 2014 because of their short term nature.

Note 11. Commitments & Contingencies

Operating Leases - The Company leases laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. The lease is on a “month to month” basis and rents for $2,700 per month. Burlington County College has terminated the lease as of January 15, 2016. The Company has fulfilled its lease obligation to the college.

The Company plans to execute a new lease for laboratory facilities in Princeton, New Jersey and plans to move into the new facilities with minimal interruption to laboratory operations and customer service.

The Company leases office facilities on Meridian Road in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of September 30, 2015.

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

At September 30, 2015, the company was indebted to its majority shareholder for advances related to the R&A transaction and additional amounts to the Company’s Chairman and Chief Executive for net advances to the Company of $118,347. The advances are due on demand, are unsecured, and carry no interest rate.

Note 15. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2015 through the date of this report and found no material subsequent events reportable during this period.

