Form 10-Q
period 2015-12-31
AMERICAN CRYOSTEM Corp
filed 2016-02-22
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended December 31, 2015

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

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No☐

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

Yes ☐ No ☒

As of February 9, 2016, there were 35,518,985 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

December 31, 2015 and September 30, 2014

	December 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash	$3,851	$9,059
Deferred Contract Expense	—	7,750
Accounts receivable	8,613	56,513

Total current assets	12,464	73,322

Property and Equipment (Net of Accumulated Depreciation)	201,770	211,314

Other assets	262,758	249,007

Total assets	$476,992	$533,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$811,883	$807,213
Bridge notes payable	576,000	576,000
Convertible notes payable	557,000	557,000
Deferred revenues	38,489	56,431
Total current liabilities	1,983,372	1,996,644

Convertible notes payable	50,000	50,000
Payable to shareholder	126,947	118,347
Total Long-Term Liabilities	176,947	168,347

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 32,915,500 shares at December 31, 2014 and 34,815,451 at December 31, 2015	34,817	34,707
Additional paid in capital	7,897,357	7,876,967
Accumulated deficit	(9,615,501)	(9,543,022)
Total shareholders’ deficit	(1,683,327)	(1,631,348)

Total Liabilities & Shareholders’ Deficit	$476,992	$533,643

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

For the Three Months Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Revenues	$139,114	$36,044
Cost of sales	77,728

Gross Profit	61,386	36,044

Operating Expenses
Professional fees	1,810	10,290
Laboratory Expense	22,931	95,894
Administration	84,974	147,937
Total general & administrative expenses	109,715	254,121

Net loss from operations	(48,329)	(218,077)

Other income (expenses):
Interest Income	36
Interest expense	(24,186)	(23,855)
Net loss	$(72,479)	$(241,932)

Basic & fully diluted net loss per common share:
Net loss	$(0.0021)	$(0.0074)

Weighted average of common shares outstanding:
Basic & fully diluted	34,757,429	32,907,759

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

For the Three Months Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Operating Activities:
Net loss
Adjustments to reconcile net loss items not requiring the use of cash:	$(72,479)	$(241,932)
Depreciation & amortization expense	10,043	10,341
Interest expense	24,186	23,855
Changes in other operating assets and liabilities :
Accounts receivable	47,900	376
Deferred charge	7,750	11,625
Security Deposits	—	(150)
Other Deposit	(7,500)	550
Deferred revenue	(17,942)	25,000
Accounts payable and accrued expenses	(19,516)	25,251
Net cash used by operations	(27,558)	(145,084)

Investing activities:
Patents development	(6,750)	(6,835)
Net cash used by investing activities	(6,750)	(6,835)

Financing activities:
Payment of capital lease	—	(5,381)
Payable to shareholder	8,600	(2,000)
Issuance of convertible notes	—	166,500
Issuance of common shares	20,500	8,500
Options exercised	—	—
Net cash provided by financing activities	29,100	167,619

Net increase (decrease) in cash	(5,208)	15,700

Cash balance Beginning of Period	9,059	21,471

Cash balance at End of Period	$3,851	$37,171

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$—	$—
Income taxes paid during the fiscal year	$—	$—

See the notes to the financial statements.

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2015

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	$(9,543,022)	$(1,631,348)

Exercises of options	10,000	10	490		500

Issuance of common shares	100,000	100	19,900		20,000

Net loss				(72,479)	(72,479)

Balance at December 31, 2015	34,815,451	$34,817	$7,897,357	$(9,615,501)	$(1,683,327)

See the notes to the financial statements.

 American CryoStem Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

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

The Company has devoted a significant amount of its time and resources to develop its technologies and intellectual property. These efforts have resulted in the development of cell lines, cell culture medium and other laboratory products which the Company believes are suitable for licensing and distribution by third parties. Additionally the Company has initiated a licensing program to license its technologies to laboratories currently processing other types of biologic materials including cord blood and general blood banks. The Company closed its first licensing agreement in 2014 and closed an additional territory in fiscal 2015and intends to pursue additional licensing partners in the future. Under the terms of the licensing agreements, Licensees purchase certain consumables from the Company including the Company’s CELLECT® collection kits and ACSelerate™ cellular mediums. The Company has also entered into its first private label arrangement in 2015, distributing its CELLECT® kits and performing its ATGRAFT™ and ATCELL™ processing under a contract executed in Fiscal 2015.

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

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2015 and December 31, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2011 to 2015 are subject to IRS audit.

Recently Issued Accounting Pronouncements- There are no recently issued accounting pronouncements that have a material impact on the Company’s financial statements.

NOTE 2. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States, which assumes the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no material revenues to date and continues to rely on financing, the issuance of debt and equity to raise capital to fund its business operations. Management’s plans with regard to this matter are as follows:

The Company plans to continue to fund its operations through capital fundraising activities in fiscal 2016 until it generates sufficient revenue to support its operations.

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

Net loss per share is computed as follows:

	Dec 31, 2015	Dec 31, 2014
Net Loss	$(72,479)	(241,932)
Weighted average shares outstanding	34,757,429	32,907,759
Basic & fully diluted net earnings (loss) per common share	$(0.0021)	$(0.0074)
8

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 4. Fixed Assets

Fixed Assets owned by the Company are comprised of the following:

	December 31, 2015	September 30, 2015
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	999	999
Lab Equipment	254,054	254,054
Lab Software	123,000	123,000
	405,332	405,332
Less: Accumulated Depreciation	(203,562)	(194,018)

Net Property and Equipment	$201,770	$211,314

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

Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, PCT/US/68350 Filed December 31, 2015 with a priority date of December 31, 2014

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

Note 6. Debt

As of December 31, 2015, the Company had $607,000 of convertible notes outstanding. Convertible notes of $159,500 came due on September 30, 2014. The Company is currently in negotiations with the holders of these notes to convert their notes or to extend their maturity dates. These notes are convertible into common stock at $0.35 per share. Convertible notes of $447,500 are due at the end of fiscal years 2016 and 2017 and are exercisable into common stock at $0.30 per share.

During fiscal year 2014, the company issued “bridge notes” and received proceeds of $576,000, which were due in fiscal year 2015. The notes are currently in default and due on demand. Holders of the notes received options to purchase 576,000 shares of common stock at $0.05 per share. The notes are unsecured.

The following table describes the Company’s debt outstanding at December 31, 2015:

Debt	Carrying Value	Fair Value	Maturity	Rate

Convertible notes	$159,500	$159,500	Demand	8.00%	In default

Convertible notes	$397,500	$397,500	Fiscal 2016	8.00%

Convertible notes	$50,000	$53,000	Fiscal 2017	8.00%

Bridge notes	$576,000	$576,000	Demand	8.00%	In default

Due to shareholders	$118,347	$118,347	Demand	0.00%

NOTE 7. Common Stock Issuances

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

During the three months ended December 31, 2015, option holders exercised 10,000 options at $0.05 and received 10,000 shares of common stock.

During the three months ended December 31, 2015, the Company issued 100,000 shares of common stock and received proceeds of $20,000.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

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

	2015	2014
Dividend yield	0.00%	0.00%
Risk free interest rate	0.25%	0.25%
Volatility	26.37%	48.39%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at December 31, 2015:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity
Outstanding at September 30, 2015	12,321,000	$0.21	3.41

Issues	0
Exercises	(10,000)
Expires	(100,000)
Outstanding at December 31, 2015	12,221,000	$0.21	3.19

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

Cash, accounts receivable, deferred expense, other deposit, security deposit, accounts payable and accrued expenses, capital lease payable, bridge notes payable, deferred revenue, payable to shareholder, and advances payable to shareholder in the balance sheet are estimated to approximate fair market value at December 31, 2015 and 2014 because of their short term nature.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

Note 10. Commitments & Contingencies

Operating Leases - The Company leased laboratory facilities at the Burlington County College Science Incubator in Burlington, New Jersey. The monthly lease payment was $3,300. Burlington County College terminated the lease as of January 15, 2016. The Company fulfilled its lease obligation to the college.

The Company leases office facilities on Meridian Road in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2015.

Note 10. Concentrations of Credit

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

At December 31, 2015, the company was indebted to the Company’s majority shareholder for advances to the Company of $126,947. The advances are due on demand, are unsecured, and carry no interest rate.

At December 31, 2015, the company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $15,860 are due on demand, are unsecured, and carry no interest rate.

At December 31, 2015, the company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $1,245 are due on demand, are unsecured, and carry no interest rate.

Note 15. Subsequent Events

The lease with Burlington County College has been terminated as of January 15, 2016. The Company has fulfilled its lease obligation to the college.

The Company has executed a new lease for laboratory facilities in Princeton, New Jersey and has moved into the new facilities.

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, clinical laboratory dedicated to our standardized processing, bio-banking and development of cellular tools and applications using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Our FDA registered clinical laboratory which we believe to be in compliance with FDA regulations for human tissue processing, cryro-storage and cell culture and differentiation media development is located in Monmouth Junction, New Jersey.

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe the scientific community is becoming more aware of factors that affect sample integrity and experimental variability. By standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of preclinical and clinical data to help accelerate the transition from lab research to product development and market launch.

Our business strategy is centered on marketing our standardized platform products as a complete adipose stem cell solution and expanding our international footprint, research and development through scientific collaborations. We intend to generate revenue through the sale and licensing of our patented products, laboratory tools, and services to attempt to capitalize on: (1) ADSC technologies; (2) scientific breakthroughs incorporating ADSCs that have been developing in the fast growing Regenerative and Personalized Medicine industries; (3) providing these growth industries with a standardized ADSC cell processing platform; (4) enhancing the delivery of healthcare through cellular-based therapies and applications which address disease treatment, wound and burn healing, joint repair and personalized health and beauty care; and (5) building a global network of physicians and affiliated laboratory facilities for the delivery of our products and services internationally.

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of January 1, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1799), adult stem cells (5221), adipose derived stem cells (159), mesenchymal stem cells (588), and stromal vascular fraction (43).

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company may require licensees of our tissue and cell processing technologies to purchase all the consumable products required in the collection, processing, expansion and storage of tissue/stem cells as part of the licensing agreement.

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

The following products and services are designed to become the basis of, or an integral part of, numerous planned licensing, revenue generating, and cellular therapy development activities: Our products and serves are:

•	CELLECT®	•	Patent Pending PCT/US2011-39260 Tissue Collection and transportation system designed for physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory;
		•	CELLECT® transportation system is used for all American CryoStem adipose tissue processing services ATGRAFT™, ATCELL™, contract manufacturing services
		•	Manufacture and sale of our CELLECT® collection system to licensees for our ATGRAFT™ and ATCELL™ technologies.
		•	Proprietary transportation methodology utilizing our patent pending ACSelerate™-TR Transportation Medium for shipping adipose tissue at ambient temperature.

•	ATGRAFT™	•	Patent pending PCT/US13/44621 adipose tissue processing at our Laboratory and preparation for long term storage of cleaned, whole fat for fat transfer procedures and future reprocessing into cellular applications.
		•	Multiple storage configuration sizes (4mL, 5mL, 50mL & 100mL) allow for maximum fat storage and transfer flexibility.
		•	ATGRAFT™ is stored in a DMSO free cryoprotectant which requires no further processing by a physician upon retrieval of a patient’s sample.
		•	Licensing of the ATGRAFT™ processing technology to international partners utilizing our CELLECT® collection boxes and ACSelerate™ mediums.

•	ATCELL™	•	Patent pending #13/646,676 for the processing and isolation of cellular specific components of an individual’s adipose tissue to create adipose derived stem cell (ADSCs) lines for storage, expansion, or differentiation.
		•	Proprietary processing methodologies of ATCELL™ have been confirmed to be 96%+ pure ADSCs by third party flow cytometry. IRB approved process as of June 2013.
		•	Clinical and Research grade ATCELL™ lines for use with or sale to collaborative partners in research and application development and optimization, cell morphology and characterization assays, and growth analysis.

•	ACSELERATE™	•

Patented #7,989,205 with a continuation filed. Cell media line for transporting, expanding, differentiating and storing human cells.

Specially optimized for used with adipose tissue and adipose derived stem cells.

		•	Superior growth and differentiation capabilities compared to industry competitors.
		•	Used exclusively in all American CryoStem processing (ATGRAFT™, ATCELL™ and contract manufacturing).
		•	Additional Patent filed on December 31, 2015 for ACSelerate – MAX PCT/US/68350

•	ACS Laboratories™	•	Manufacturing and sale of our patented ACSelerate™ cell culture media products.
		•	Creation and sale of research grade ATCELL™
		•	Participation and support of all collaborative research projects
		•	Contract manufacturing, including Autokine-CM®
		•	Provide testing services for physicians performing in-office procedures and tissue processing

•	International Licensing	•	Standard Operating Procedures (SOPs) and all associated components and products
		•	Consulting and Marketing Review and Assessment
		•	CELLECT® (consumable)
		•	ATGRAFT™ (consumable)
		•	ATCELL™ (consumable)
		•	Adipose tissue processing, cellular expansion and product manufacture
15

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

The Company believes, the ATGRAFT™ service may create patient retention, and significant revenue opportunities for the participating physician to promote additional procedures and generate additional fees from adipose tissue collected during liposuction procedures. These additional fees can be generated with significantly lower physician costs by eliminating the overhead associated with performing another liposuction for each scheduled fat transfer or therapy procedure. Physician cost savings may include: materials, supplies, equipment, and the expenses of utilizing a surgical center, hospital operating room or an in-office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Clinically processed and characterized adipose derived stem cells (ADSCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADSC and differentiated cell products and processing methodology. The Company maintains multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes) , etc. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine procedures. The Company charges its customers fees ranging from $1,500 to $10,000 to process a previously stored ATGRAFT™ sample or a minimum of $2,500 for newly collected client tissue samples to be processed to Stromal Vascular Fraction (SVF). Customer samples submitted for processing must utilize the CELLECT® collection system to conform to our internal SOPs.

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

The Company has created several versions of its ACSelerate™ cell culture media including:

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/ Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted TCCS in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. The Company believes CellSource will begin marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant in the third quarter of 2015. Upon execution of this Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue - in future years. The Agreement also provided CellSource with an opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company.

Product Development

Our strategic approach to product development is to design, develop and launch new products and services that utilize our existing products and services, i.e. the use of the CELLECT® collection materials in providing ATGRAFT™ tissue storage services. Management believes that this approach will provide the Company with opportunities to produce near term cash flow, strong recurring revenue streams, strong international licensing partners and complementary scientific data. We focus on developing products, services and applications that require tissue collection and processing as the initial requirement to produce cellular therapies and products. These products and services may include adipose tissue and stem cell sample processing and storage as a form of personal “bio-insurance”, adipose tissue (fat) storage for cosmetic fat engraftment procedures, and the creation and production of topical applications and ingredients used by other companies in the wound care and cosmetic industries as well as cellular applications and bio-materials development.

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

Protein Genomics and Formation of Autogenesis Corporation

In 2012, American CryoStem entered into a Memorandum of Understanding (MOU) outlining our initial collaborative efforts with Protein Genomics, Inc. (PGEN) to test and develop new products by combining certain components of our respective intellectual property and patented products. We have provided PGEN and its research partner, Development Engineering Sciences (DES), with Adipose Derived Stem Cells (ATCELL™) and our patented cell culture mediums (ACSelerate™) for testing with PGEN’s products designed for the wound healing market. Research and development has been ongoing since late 2012 and notable progress has been achieved.

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

INTEGRA LifeSciences:

On June 4, 2015, the Company and Autogenesis, Corp. entered into Non-Disclosure and Material Transfer Agreements with Integra LifeSciences, under which the parties are exploring certain combinations of American CryoStem’s, ATCELL™ stem cells, its licensed biomaterials and Integra products and other biomaterials for the development of new products and services. Integra LifeSciences, a NYSE traded (INT) New Jersey based company, is a world leader in medical technology and wound healing. Integra offers innovative solutions, including leading regenerative technologies, in specialty surgical solutions, orthopedics and tissue technologies. (http://www.integralife.com/)

Under the terms of the Agreement the Company will supply Tropoelastin to Integra and utilize its AGRFAFT™, CELLECT®, ATCELL™ and ACSelerate™ products for the development of new devices and biologic products for use with the co-developed biomaterials. To date the Company has delivered tropoelastin to Integra for use in the development of the new biomaterials and initiated the processing and testing of porcine (pig) adipose tissue for use in the initial animal studies. The Company is currently working with Integra to schedule additional work necessary to advance the product development which includes additional porcine tissue processing, and combining our ATCELL™ and ACSelerate™ products with the new materials.

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

Cells on Ice:

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes under the COI brand and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

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

The Company’s Monmouth Junction facility is registered with the FDA (FEI 3008307548) as a processing and storage facility for Human Cells, Tissues and Cellular and Tissue Based Products (HCT/Ps) since 2010. In 2013, we registered the facility with the State of New York (CP169TP136) and the State of California (CNC80948) the only states in the U.S. requiring registration. These state registrations required the submission of our operating procedures for review by the respective State Health Departments, and annual updates to maintain the registrations are required. In addition, we have discussed our operations with the State of New Jersey Health Department and Department of Environmental Protection (DEP) to ascertain any special regulations to which we may be subject. Based upon these discussions, and our use of a registered medical waste disposal company, we do not at this time have any special registrations or regulations for compliance with the State of New Jersey. Our New Jersey Medical Waste Generator registration number is 0364539.

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
25

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

Global Stem Cells Market

A recently released report from Transparency Market Research (TMR) forecasts that the global stem cells market will grow at a remarkable CAGR of 24.2% from 2012 to 2018. According to TMR, a market intelligence firm, the global stem cells market, which in 2013 stood at US$26.23 bn, is anticipated to reach US$119.52 bn by the end of the forecast period. The report, titled ‘Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018’, http://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm

Another report by Transparency Market Research titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018” states “The Global Stem Cells Market to grow at a CAGR of 24.2%, to Push US$119.52 billion by 2019. The report analyzes the highly fragmented stem cells market by the type of stem cells, processes in the stem cell market, applications of stem cells, and geography. Regenerative medicine is by far the dominant application of stem cells, including uses in neurology, cardiology, and oncology. According to process, the market is divided into the stem cell acquisition, stem cell production, stem cell cryopreservation, and stem cell expansion segments. Due to the expected increase in demand, stem cell acquisition will retain its position as the major segment of the stem cell market. Geographically, North America and Europe will remain well ahead of the competition.”

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

1 http://www.trimarkpublications.com/regenerative-medicine-markets/

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

2 http://www.researchandmarkets.com/research/mbmvbh/global

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

CellSource, LTD. – Tokyo, Japan

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

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey. Our laboratory website address is www.acslaboratories.com.

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

Liquidity and Capital Resources

We had a cash balance of $3,851 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $1,810 during the three months ended June 30, 2015 in professional fees (legal, accounting and consultants) and $22,931 in Laboratory expenses

Commitments

The Company’s main office facility located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease expired during fiscal 2015 and is currently on a month to month basis with monthly rent of $2,650. The total rent for office facilities for the three months ended December 31, 2015 was $7,950.

The Company has unsecured liabilities without interest of $118.347 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction. There is no due date associated with this liability.

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

As of December 31, 2015, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

During fiscal year 2015, the Company issued 70,000 shares of common stock to pay $21,000 of the bridge loan.. As part of this payment, the Company issued 4,542 shares to pay interest due on the bridge loan.

During fiscal year 2015, the Company issued 175,759 shares of common stock and received proceeds of $55,000.

During the three months ended December 31, 2015, option holders exercised 10,000 options at $0.05 and received 10,000 shares of common stock.

During the three months ended December 31, 2015, the Company issued 100,000 shares of common stock and received proceeds of $20,000.

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
34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

February 22, 2016	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 22, 2016	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
35