Form 10-Q
period 2016-03-31
AMERICAN CRYOSTEM Corp
filed 2016-05-23
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended March 31, 2016

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

Yes ☐ No ☒

As of May 20, 2016, there were 36,564,272 shares of common stock outstanding.

 PART I – FINANCIAL INFORMATION

Item 1.	Financial StatementS

American CryoStem Corporation

Interim Balance Sheets

As of March 31, 2016 and September 30, 2015

	March 31, 2016	Sept 30, 2015
ASSETS

Current assets:
Cash	$20,462	$9,059
Accounts Receivable	5,403	56,513
Deferred Contract Expense	—	7,750

Total current assets	25,865	73,322

Property and Equipment (Net of Accumulated Depreciation)	193,626	211,314

Other Assets	265,852	249,007

Total Assets	$485,343	$533,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$684,582	$807,213
Bridge Notes Payable	253,500	576,000
Convertible Notes Payable	550,159	557,000
Deferred Revenues	23,907	56,431

Total current liabilities	1,512,148	1,996,644

Long-Term Liabilities
Convertible Notes Payable	500,000	50,000
Payable to Shareholder	126,947	118,347

Total Long-Term Liabilities	626,947	168,347

Shareholders’ equity:
Common stock ($.001 par value, 35,910,670 shares issued and outstanding at March 31, 2015, and 34,705,451 shares issued and outstanding at September 30, 2015; 300,000,000 shares authorized)	35,912	34,707
Additional paid in capital	8,066,125	7,876,967
Accumulated deficit	(9,755,789)	(9,543,022)
Total shareholders’ equity	(1,653,752)	(1,631,348)

Total Liabilities & Shareholders’ Equity	$485,343	$533,643

See Notes to Financial Statements

American CryoStem Corporation

Interim Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

and the Six Months Ended March 31, 2016 and 2015

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Sales	$140,440	$58,511	$279,554	$94,555
Cost of Sales	69,805		148,421

Gross Profit	70,635	58,511	131,133	94,555

Operating Expenses:
Professional Fees	44,563	22,107	46,373	32,452
Laboratory Expense	44,981	83,634	67,912	179,668
Administration	147,768	100,047	232,942	247,984

Total Operating Expenses	237,312	205,788	347,227	460,104

Net Loss from Operations	(166,677)	(147,277)	(216,094)	(365,549)

Other Income (Expense)	27,477	(20,382)	3,327	(44,237)

Net Loss	$(139,200)	$(167,659)	$(212,767)	$(409,786)

Basic & fully diluted net earnings (loss) per common share	$(.004)	$(.005)	$(.006)	$(.012)

Weighted average of common shares outstanding: Basic & fully diluted	35,351,888	32,915,150	35,051,711	32,911,414

See Notes to Financial Statements

American CryoStem Corporation

Interim Statements of Cash Flows

For the Six Months Ended March 31, 2016 and 2015

	2016	2015
Operating Activities:
Net loss	$(212,767)	$(409,786)
Adjustments to reconcile net income items not requiring the use of cash:
Depreciation & amortization expense	19,816	20,619
Accrued Interest	50,521	44,237
Changes in other operating assets and liabilities
Accounts Receivable	51,110	(13,222)
Deferred Contract Expense	7,750	23,250
Prepaid Expenses		(250)
Other Deposits	(7,502)	550
Security Deposit	(7,150)	(150)
Accounts Payable and accrued expenses	(173,152)	61,369
Deferred Revenue	(32,524)	(200)
Net cash used by operations	(303,898)	(273,583)

Investing activities:
Purchase of equipment	(1,131)
Investment of other assets	(3,190)	(21,982)
Net cash used by investing activities	(4,321)	(21,982)

Financing activities:
Convertible Notes	120,659	284,000
Payable to Shareholder	8,600	(2,000)
Issuance of common stock	190,363	8,500
Capital Lease	—	(10,898)

Net cash provided by financing activities	319,622	279,602

Net increase (decrease) in cash during the period	11,403	(15,963)

Cash Balance, Beginning of Period	9,059	21,471

Cash balance, End of Period	$20,462	$5,508

Supplemental disclosures of cash flow information:
Interest Paid	$1,438	$1,361
Income Taxes Paid	$0	$0

See Notes to Financial Statements

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Six Months Ended March 31, 2016

Prices & shares adjusted for stock splits

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	$(9,543,022)	$(1,631,348)

Exercises of options	462,500	463	41		504

Issuance of common shares	257,500	257	51,243		51,500

Issuance of common shares for security deposit	50,000	50	10,400		10,450

Issuance of common shares for services	75,000	75	15,675		15,750

Issuance of common shares to pay interest	360,219	360	111,799		112,159

Net loss				(212,767)	(212,767)

Balance at March 31, 2016	35,910,670	$35,912	$8,066,125	$(9,755,789)	$(1,653,752)

See Notes to Financial Statements

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2016

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

The Company has devoted a significant amount of its time and resources to develop its technologies and intellectual property. These efforts have resulted in the development of cell lines, cell culture medium and other laboratory products which the Company believes are suitable for licensing and distribution by third parties. Additionally the Company has initiated a licensing program to license its technologies to laboratories currently processing other types of biologic materials including cord blood and general blood banks. The Company closed its first licensing agreement in 2014, and closed an additional territory in fiscal 2015 and intends to pursue additional licensing partners in the future. Under the terms of the licensing agreements, Licensees purchase certain consumables from the Company including the Company’s CELLECT ® collection kits and ACSelerate ™ cellular mediums. The Company has also entered into its first private label arrangement in 2015, distributing its CELLECT ® kits and performing its ATGRAFT ™ and ATCELL ™ processing under a contract executed in Fiscal 2015.

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

Revenue Recognition - The Company recognizes tissue processing revenue from the processing of adipose tissue into usable stem cells once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage. Royalties from the licensing of the Company’s assets are recognized when earned and collection of the royalty is reasonable assured. Revenue derived from the sales of collection kits and medium products to Licensees is recognized upon shipment of the products to the licensee.

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

March 31, 2016

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Fixed Assets - Fixed Assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is estimated as follows:

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

Net loss per share is computed as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net Loss	$(139,200)	$(167,659)	$(212,767)	$(409,786)
Weighted average shares outstanding	35,351,888	32,915,150	35,051,711	32,911,414
Basic & fully diluted net earnings (loss) per common share	$(.004)	$(.005)	$(.006)	$(0.012)
8

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2016

NOTE 4. Fixed Assets

Fixed Assets owned by the Company are comprised of the following:

	March 31, 2016	Sept 30, 2015
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	999	999
Lab Equipment	253,707	254,054
Lab Software	123,000	123,000
Less: Accumulated Depreciation	(211,359)	(194,018)
Equipment - net	$193,626	$211,314

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

A business method for Collection, Cryogenic Storage and Distribution of a Biologic Sample Material US Serial No. 13/702,304 filed June 6, 2011with a priority date of June 6, 2010.

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

Stem Cell Based Therapeutic Devices and Methods U.S. Serial No. 14/196,616 filed March 4, 2014 with a priority dated of March 10, 2013.

Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells US Serial No. 14,250,338 filed in 2014 with a priority date of April 11, 2013.

Cell Culture Media, Kits and Methods of Use, US Serial No. 13/1-94/900 continuation of US Serial No. 11/542,863.

Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, PCT/US/68350 Filed December 31, 2015 with a priority date of December 31, 2014.

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2016

NOTE 6. Debt

As of March 31, 2016, the Company had $1,050,159 of convertible notes outstanding. Convertible notes of $159,500 came due on September 30, 2014. The Company is currently in negotiations with the holders of these notes to convert their notes or to extend their maturity dates. These notes are convertible into common stock at $0.35 per share. Convertible notes of $392,500 are due at the end of fiscal year 2016 and are exercisable into common stock at $0.30 per share. Convertible notes of $500,000 are due in fiscal year 2018 and are exercisable into common stock at $0.20 per share.

During fiscal year 2014, the company issued “bridge notes” which were due in fiscal year 2015. Bridge Notes of $253,500 are currently outstanding. The notes are currently in default and due on demand. Holders of the notes received options to purchase 576,000 shares of common stock at $0.05 per share.

The following table describes the Company’s debt outstanding at March 31, 2016:

Debt	Carrying Value	Fair Value	Maturity	Rate

Convertible notes	$157,659	$157,659	Demand	8.00%	In default

Convertible notes	$392,500	$392,500	Fiscal 2016	8.00%

Convertible notes	$500,000	$500,000	Fiscal 2018	8.00%

Bridge notes	$253,500	$253,500	Demand	8.00%	In default

Due to shareholder	$126,947	$126,947	Demand	0.00%

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

During the six months ended March 31, 2016, the Company issued 257,500 shares of common stock and received proceeds of $51,500.

During the six months ended March 31, 2016, option holders exercised 462,500 options and received 462,500 shares of common stock.

During the six months ended March 31, 2016, the Company issued 50,000 shares of common stock to provide a security deposit of $10,450 for its new laboratory facility.

During the six months ended March 31, 2016, the Company issued 25,000 shares of common stock for professional services of $5,225.

During the six months ended March 31, 2016, the Company issued 360,219 shares of common stock to pay interest due on the convertible notes and bridge notes.

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2016

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

	2015	2014
Dividend yield	0.00%	0.00%
Risk free interest rate	0.25%	0.25%
Volatility	26.37%	48.39%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at March 31, 2016:

	Options	Wgtd Avg Exercise Price	Wgtd Years to Maturity
Outstanding at September 30, 2015	12,321,000	$0.21	3.41

Issues	300,000
Exercises	(462,500)
Expires	(340,000)
Outstanding at March 31, 2015	11,818,500	$0.22	3.18

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

Cash, accounts receivable, deferred expense, other deposit, security deposit, accounts payable and accrued expenses, capital lease payable, bridge notes payable, deferred revenue, payable to shareholder, and advances payable to shareholder in the balance sheet are estimated to approximate fair market value at March 31, 2016 and 2015 because of their short term nature.

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2016

NOTE 10. Commitments & Contingencies

Operating Leases - The Company leases approximately 1,628 square feet of laboratory facilities at 7 Deer Park Drive in South Brunswick, New Jersey. The term of the lease is from February 1, 2016 to January 31, 2019. The monthly rent and operating expenses are $5,225.

The Company leases office facilities on Meridian Road in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2016.

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

At March 31, 2016, the company was indebted to the Company’s majority shareholder for advances to the Company of $126,947. The advances are due on demand, are unsecured, and carry no interest rate.

At March 31, 2016, the company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $14,665 are due on demand, are unsecured, and carry no interest rate.

At March 31, 2016, the company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $4,485 are due on demand, are unsecured, and carry no interest rate.

NOTE 15. Subsequent Events

None.

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

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of May 1, 2016, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1877), adult stem cells (5346), adipose derived stem cells (165), mesenchymal stem cells (610), and stromal vascular fraction (53).

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

The following products and services are designed to become the basis of, or an integral part of, numerous planned licensing, revenue generating, and cellular therapy development activities: Our products and services are:

•	CELLECT®	•	Patent Pending PCT/US2011-39260 Tissue Collection and transportation system designed for physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory;
		•	The CELLECT® transportation system is used for all American CryoStem adipose tissue processing services (ATGRAFT™, ATCELL™, and contract manufacturing services).
		•	Manufacture and sale of our CELLECT® collection system to licensees for our ATGRAFT™ and ATCELL™ technologies.
		•	Proprietary transportation methodology utilizing our patent pending ACSelerate™-TR Transportation Medium for shipping adipose tissue at ambient temperature.
14

•	ATGRAFT™	•	Patent pending PCT/US13/44621 adipose tissue processing at our Laboratory and preparation for long term storage of cleaned, whole fat for fat transfer procedures and future reprocessing into cellular applications.
		•	Multiple storage configuration sizes (4mL, 5mL, 50mL & 100mL) allow for maximum fat storage and transfer flexibility.
		•	ATGRAFT™ is stored in a DMSO free cryoprotectant which requires no further processing by a physician upon retrieval of a patient’s sample.
		•	Licensing of the ATGRAFT™ processing technology to international partners utilizing our CELLECT® collection boxes and ACSelerate™ mediums.

•	ATCELL™	•	Patent pending #13/646,676 for the processing and isolation of cellular specific components of an individual’s adipose tissue to create adipose derived stem cell (ADSCs) lines for storage, expansion, or differentiation.
		•	Proprietary processing methodologies of ATCELL™ have been confirmed to be 96%+ pure ADSCs by third party flow cytometry. IRB approved process as of June 2013.
		•	Clinical and Research grade ATCELL™ lines for use with or sale to collaborative partners in research and application development and optimization, cell morphology and characterization assays, and growth analysis.

•	ACSELERATE™	•

Patented #7,989,205 with a continuation filed. Cell media line for transporting, expanding, differentiating and storing human cells.

Specially optimized for used with adipose tissue and adipose derived stem cells.

		•	Superior growth and differentiation capabilities compared to industry competitors.
		•	Used exclusively in all American CryoStem processing (ATGRAFT™, ATCELL™ and contract manufacturing).
		•	Additional Patent filed on December 31, 2015 for ACSelerate – MAX PCT/US/68350

•	ACS Laboratories™	•	Manufacturing and sale of our patented ACSelerate™ cell culture media products.
		•	Creation and sale of research grade ATCELL™
		•	Participation and support of all collaborative research projects
		•	Contract manufacturing, including Autokine-CM®
		•	Provide testing services for physicians performing in-office procedures and tissue processing

•	International Licensing	•	Standard Operating Procedures (SOPs) and all associated components and products
		•	Consulting and Marketing Review and Assessment
		•	CELLECT® (consumable)
		•	ATGRAFT™ (consumable)
		•	ATCELL™ (consumable)
		•	Adipose tissue processing, cellular expansion and product manufacture
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

American CryoStem is the first tissue bank to globally incorporate through its CELLECT® service the International Blood Banking identification and labeling and product identification coding system. The coding was developed in conjunction with the American Association of Blood Banks (AABB), the American Red Cross and the International Society of Blood Transfusion (ISBT). These groups formed the International Council for Commonality in Blood Banking Automation (ICCBBA) and developed the ISBT 128 Standard for machine readable labeling. This labeling system is an acceptable machine readable labeling standard, product description, and bar coding system for FDA Center for Biologics Evaluation and Research under 21 CFR 606.12(c) 13. American CryoStem conforms to this standard in its Monmouth Junction facility and all cellular and tissue products produced at the facility carry our W3750 ICCBBA facility identifier allowing any hospital, clinic, laboratory and regulator worldwide to identify the origin and obtain additional information of any sample produced at an American CryoStem facility. The Company will promote this standard in all laboratories that license or utilize our technology.

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
16

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

The Company has created several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ - our improved clinical grade, animal serum free cell culture media, is ideally suited for the rapid expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-SFM™ - our general purpose clinical grade, manufactured animal serum free cell culture media, which is ideally suited for the expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-LSM™ - our research grade, low FBS (0.05%) cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for research and cellular application development or further culturing into other research grade cell types;
•	ACSelerate-CY™ - for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™), which are suitable for use in cartilage repair applications in knees and other joints for patients suffering from joint injury, osteoarthritis and other diseases that cause degeneration of joint cartilage;
•	ACSelerate-OB™ - for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™) for the repair of bone injuries resulting from traumatic injury and musculoskeletal diseases;
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™) for the repair of adipose tissue defects resulting from injury or surgical procedures and is designed for those patients without an appropriate amount of body fat for corrective tissue transfer procedures;
•	ACSelerate-MY™ - for differentiation of ATCELL™ into myocytes (ATCELL-MY™) for the repair of muscle tissue defects and loss as the result of traumatic injury, surgery or systemic disease;
•	ACSelerate-CP™ - a clinical grade, non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media designed to conform to certain FDA and PHS 361 exemptions available for marketing our ATGRAFT™ service.
•	ACSelerate- TR™ - A clinical grade sterile transportation medium designed to maintain the viability of the tissue, at ambient temperatures for up to 100 hours during the shipment of adipose tissue to our processing facility.

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

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the patient and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company to promote ATGRAFT™ and ATCELL™ products.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at

(http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. The Company believes CellSource will begin marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant in the third quarter of 2015. Upon execution of this Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue - in future years. The Agreement also provided CellSource with an opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech are currently working together to scale up manufacturing and develop the marketing program. The Company believes that marketing will begin in the third quarter of 2016.

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

INTEGRA LifeSciences:

On June 4, 2015, the Company and Autogenesis, Corp. entered into Non-Disclosure and Material Transfer Agreements with Integra LifeSciences, under which the parties are exploring certain combinations of American CryoStem’s, ATCELL™ stem cells, Integra products and other biomaterials for the development of new products and services. Integra LifeSciences, a NYSE traded (INT) New Jersey based company, is a world leader in medical technology and wound healing. Integra offers innovative solutions, including leading regenerative technologies, in specialty surgical solutions, orthopedics and tissue technologies. (http://www.integralife.com/)

Under the terms of the Agreement the Company supplies Biomaterials to Integra and utilize its AGRFAFT™, CELLECT®, ATCELL™ and ACSelerate™ products for the development of new devices and biologic products. To date the Company has delivered biomaterials to Integra for use in the development of the new biomaterials and initiated the processing and testing of porcine (pig) adipose tissue for use in the initial animal studies. The Company is currently working with Integra to advance the product development combining our ATCELL™ and ACSelerate™ products with the new materials to form new biologic products to be used as wound coverings and bandages for the treatment of bed sores, leg ulcers, and non healing wounds that are common to the diabetic and other systemic disease.

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

Cells on Ice:

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

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

To Date the Company has advanced to a Material Transfer Agreement with the University of Miami, University of Washington, UHV Technologies, and STEMCell Technologies and has provided both ATCELL™ and ACSelerate™ products to these entities under Agreement. No assurance can be given that these relationships will progress to full collaborative agreements or ultimately result in new technology for future commercialization. As of March 31, 2016 these relationships have yet to result in a material agreement.

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

The ICSS IRB thoroughly evaluated every step of our standardized processing protocols, which serve to isolate the SVF or ADSCs from a patient’s adipose tissue. The objective of the IRB is to assess these protocols to ensure the highest patient safety possible and to minimize the risks for those participating in innovative research and investigational studies. On June 30, 2013, the ICSS IRB approved the protocols until June 30, 2014. Additionally, the Company obtained approval for a new study, entitled “Comparative Viability Assessment of Human Adipose Tissue before and After Cryopreservation (ICSS -2013-010), the Study was approved on November 22, 2013 and is valid until November 22, 2014.

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
22

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

The Company’s Monmouth Junction laboratory facility is registered with the FDA (FEI 3008307548) as a processing and storage facility for Human Cells, Tissues and Cellular and Tissue Based Products (HCT/Ps) since 2010. In 2013, we registered the facility with the State of New York (CP169TP136) and the State of California (CNC80948) the only states in the U.S. requiring registration. These state registrations required the submission of our operating procedures for review by the respective State Health Departments, and annual updates to maintain the registrations are required. In addition, we have discussed our operations with the State of New Jersey Health Department and Department of Environmental Protection (DEP) to ascertain any special regulations to which we may be subject. Based upon these discussions, and our use of a registered medical waste disposal company, we do not at this time have any special registrations or regulations for compliance with the State of New Jersey. Our New Jersey Medical Waste Generator registration number is 0364539.

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

Our Standard Operating Procedures (SOPs) are the key to properly operating our clinical tissue processing facility. To ensure delivery of the highest quality services, we incorporate these SOPs, which are designed to provide a basis for accreditation by the American Association of Blood Banks (AABB), the American Association of Tissue Banks (AATB) and the Foundation for the Accreditation of Cellular Therapy (FACT-JACIE). We have consistently endeavored to ensure that our processes, methodologies and procedures remain among the highest standards in the global tissue collection, processing and storage market. To this end, we have equipped ourselves with state-of-the-art quality processing and testing equipment, which we believe helps to ensure that every sample collected and processed is sterile (free from adventitious agents), viable and capable of significant cellular growth and expansion.

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

Testing Design and Standard Operating Procedures(SOPs)

Testing methods are standardized and operate under a complete set of validated SOPs and Quality Management (QM) processes. All SOPs are designed to be in compliance with the US Food and Drug Administration’s regulations and guidance for aseptic processing. Strict QM is enforced to avoid and/or record any process deviations.

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes one issued U.S. patent (No. 7989205, Cell Culture Media Kits and Methods of Use); and seven pending patent applications which are detailed in the following chart:

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
25

Trademarks

In addition to patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem®, CELLECT® and ATGRAFT™. We additional trademarks for our future products, slogans and themes to be used in our marketing initiatives, including, for example, ACSelerate – MAX SFM™ ACSelerate-SFM™, ACSelerate- LSM™ and ATCELL™.

The Company has also secured a number of online domain names relevant to its business, including www.americancryostem.com and www.acslaboratories.com.

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, and research/commercial uses of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs, are closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. In 2016, we intend to continue to employ both print advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

We plan to continue direct marketing programs focused on reaching plastic and cosmetic surgeons to join the initial group of providers that offer our services to their patients. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

Cells on Ice

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

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

2 http://www.researchandmarkets.com/research/mbmvbh/global

Regenerative Medicine Institute

The Company recently announced that Dr. Vincent Giampapa, MD F.A.C.S has joined its Medical and Scientific Advisory Board. Dr. Giampapa is the founder /director of the Regenerative Medicine Institute located in Costa Rica, the Plastic Surgery Center International and The Giampapa Institute for Anti-Aging Medical Therapy located in Montclair, NJ. Dr. Giampapa’s research focuses on stem cell technologies and their clinical applications to improve the cellular aging process in order to enhance health span and quality of life. As a result of his research, Dr. Giampapa has been awarded medical and intellectual property patents with the United States Patent and Trademark Office for developments involving unique cell culture delivery techniques, new drug delivery systems, stem cell reprogramming, DNA repair, and telomerase maintenance. He is a co-founder of The Academy of Anti-Aging Medicine (A4M), comprised of over 26,000 members representing over 110 nations, the first president of the Board of Anti-Aging Medicine and the founder of healthycell®, an advanced cell health nutritional supplement and StemBank™, a blood derived stem cell extraction and storage company. Dr. Giampapa will have an active role assisting the Company with the development of its “From laboratory to clinic/physician’s office” services and applications platform.

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

Qualified Licensees can quickly take advantage of the rapidly expanding opportunity to collect, process, store and culture individual stem cell samples for their clients with the comfort and confidence that they are providing services that have been developed to US FDA standards. Core to the relationship is the developed proprietary and patent pending processing and laboratory operational methodologies contained in our Standard Operating Procedures (SOPs), Training, and Continuous Quality Management, Testing Program, and Laboratory Operations manuals.

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company may receive an initial fee under the agreement which is credited toward future royalty payments. Following evaluation of the prospective licensee the Company will enter into a final Agreement which outlines all upfront fees, minimum royalties and consumable purchase obligations of the Licensee. The Company’s first international licensing agreement was executed with Health Innovative Technology Company, LTD, a cord blood collection and storage company with operations in Hong Kong and Shenzhen China.

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

CellSource, LTD. – Tokyo, Japan

On June 2, 2015 the Company and Cell Source Ltd entered into an initial term sheet for licensing the ATGRAFT™ technology to Cell Source Ltd for Japan. The Agreement further calls for Cell Source Ltd to purchase consumables from us including the CELLECT® collection boxes and ACSelerate™ Cryopreservation Medium and provides Cell Source with a twenty four month limited Right of First Refusal for licensing additional technologies for the Japanese markets. According to Allied Market Research, World Regenerative Medicines Market currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products as well as more number of commercialized products. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020.

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

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey at 7 Deer Park Rd, Monmouth Junction, NJ 08852. Our laboratory website address is www.acslaboratories.com.

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

Liquidity and Capital Resources

We had a cash balance of $20,462 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $44,563 during the three months ended June 30, 2015 in professional fees (legal, accounting and consultants) and $44,981 in Laboratory expenses

Commitments

The Company leases approximately 1,628 square feet of laboratory facilities at 7 Deer Park Drive in Monmouth Junction, New Jersey. The term of the lease is from February 1, 2016 to January 31, 2019. The monthly rent and operating expenses are $5,225.

The Company’s main office facility is located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease expired during fiscal 2015 and is currently on a month to month basis with monthly rent of $2,650. The total rent for office facilities for the three months ended December 31, 2015 was $7,950.

The Company has unsecured liabilities without interest of $126,947 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction. There is no due date associated with this liability.

At March 31, 2016, the Company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $14,665 are due on demand, are unsecured, and carry no interest rate.

At March 31, 2016, the Company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $4,485 are due on demand, are unsecured, and carry no interest rate.

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

During the six months ended March 31, 2016, the Company issued 257,500 shares of common stock and received proceeds of $51,500.

During the six months ended March 31, 2016, option holders exercised 462,500 options and received 462,500 shares of common stock.

During the six months ended March 31, 2016, the Company issued 50,000 shares of common stock to provide a security deposit of $10,450 for its new laboratory facility.

During the six months ended March 31, 2016, the Company issued 25,000 shares of common stock for professional services of $5,225.

During the six months ended March 31, 2016, the Company issued 360,219 shares of common stock to pay interest due on the convertible notes and bridge notes.

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

AMERICAN CRYOSTEM CORPORATION

May 23, 2016	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 23, 2016	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
35