Form 10-Q
period 2016-06-30
AMERICAN CRYOSTEM Corp
filed 2016-08-22
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended June 30, 2016

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

Yes ☐ No ☒

As of August 19, 2016, there were 36,771,709 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

As of June 30, 2016 and 2015

	June 30, 2016	June 30, 2015
ASSETS

Current assets:
Cash	$37,313	$14,710
Accounts receivable	33,184	41,237
Other Receivables	—	5,000
Deferred Contract Expense	—	19,375
Prepaid Expenses	250	250

Total current assets	70,747	80,572

Property and Equipment (Net of Accumulated Depreciation)	191,887	220,860

Other assets	266,364	231,007

Total assets	$528,998	$532,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$723,462	$712,796
Contract Payable	—	68,000
Deferred revenues	23,294	58,967
Bridge notes payable	226,500	596,000
Convertible notes payable	300,667	159,500
Total current liabilities	1,273,923	1,595,263

Deferred Revenue		600
Convertible notes payable	928,000	472,500
Payable to shareholder	123,447	132,947
Total Long-Term Liabilities	1,051,447	606,047

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 36,771,709 shares at June 30, 2016 and 32,915,500 at June 30, 2015	36,773	32,916
Additional paid in capital	8,235,092	7,018,502
Accumulated deficit	(10,068,237)	(8,720,289)
Total shareholders’ deficit	(1,796,372)	(1,668,871)

Total Liabilities & Shareholders’ Deficit	$528,998	$532,439

See the notes to the financial statements.

3

American CryoStem Corporation

Statements of Operations

For the Three Months Ended June 30, 2016 and 2015

and the Nine Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues	$158,485	$107,334	$438,304	$201,889
Cost of sales	95,513		243,934

Gross Profit	62,972	107,334	194,370	201,889

Operating Expenses
Professional fees	61,193	31,930	107,566	69,881
Laboratory Expense	47,039	75,926	59,701	256,866
Administration	244,170	128,737	473,311	370,216
Total general & administrative expenses	352,402	236,593	640,578	696,963

Net loss from operations	(289,430)	(129,259)	(446,208)	(495,074)

Other income (expenses):
Interest Income			36
Interest expense	(27,084)	(22,998)	(79,043)	(61,673)

Net loss	(316,514)	(152,257)	(525,215)	(556,747)

Basic & fully diluted net loss per common share:
Net loss	(0.009)	(0.005)	(0.015)	(0.017)

Weighted average of common shares outstanding:
Basic & fully diluted	36,526,406	32,915,150	35,525,245	32,923,557

 See the notes to the financial statements.

4

American CryoStem Corporation

Statement of Cash Flows

For the Nine Months Ended June 30, 2016 and 2015

	2016	2015
Operating Activities:
Net loss
Adjustments to reconcile net loss items not requiring the use of cash:	$(499,167)	$(556,747)
Depreciation & amortization expense	29,711	36,563
Common Stock paid for Accrued Interest	168,482	58,498
Common Stock paid for Services	45,750
Common Stock paid for Security Deposit	10,450

Changes in other operating assets and liabilities:
Accounts receivable	23,329	(35,163)
Other Receivable	—	(5,000)
Deferred Contract Expense	7,750	34,875
Prepaid Expenses	—	(250)
Security Deposits	(7,150)	(150)
Other Deposit	2,000	550
Deferred revenue	(33,137)	41,799
Accounts payable and accrued expenses	(109,799)	24,193
Net cash used by operations	(361,781)	(400,832)

Investing activities:
Investment in equipment	(8,788)	—
Investment in other assets	(13,953)	(30,531)
Net cash used by investing activities	(22,741)	(30,531)

Financing activities:
Convertible Notes	269,168	429,000
Increase in Shareholder’s Loan	5,100	(2,000)
Issuance of common stock	137,500	8,500
Options Excersized	1,008	—
Capital Lease	—	(10,898)
Net cash provided by financing activities	412,776	424,602

Net increase (decrease) in cash	28,254	(6,761)

Cash balance Beginning of Period	9,059	21,471

Cash balance at End of Period	$37,313	$14,710

Supplemental disclosures of cash flow information:
Interest paid	$5,282	$2,856
Income Taxes Paid	$—	$—

  See the notes to the financial statements.

5

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended June 30, 2016

Prices & shares adjusted for stock splits

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	$(9,543,022)	$(1,631,348)

Exercises of notes and options	596,167	596	(2,587)		(1,991)

Issuance of common shares	687,500	688	136,812		137,500

Issuance of common shares for security deposit	50,000	50	10,400		10,450

Issuance of common shares for services	175,000	175	45,575		45,750

Issuance of common shares for accrued interest	557,591	557	167,925		168,482

Net loss				(525,215)	(525,215)

Balance at June 30, 2016	36,771,709	$36,773	$8,235,092	$(10,068,237)	$(1,796,372)

   See the notes to the financial statements.

6

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2016

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

Revenue Recognition - The Company recognizes revenue from the processing of adipose tissue into usable stem cells once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage.

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

June 30, 2016

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

The Company plans to continue to fund its operations through fundraising activities in fiscal 2016 until it generates sufficient revenue to support its operations.

NOTE 3. Loss per Share

The Company applies ASC 260, “ Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the periods reported. The effects of the options and notes convertible into shares of common stock are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

Net loss per share is computed as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(253,965)	$(152,257)	$(462,667)	$(556,747)
Weighted average shares outstanding	36,526,406	32,915,150	35,525,245	32,923,557
Basic & fully diluted net earnings (loss) per common share	$(.007)	$(.005)	$(.013)	$(0.017)
8

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2016

NOTE 4. Equipment

Equipment is comprised of the following:

	June 30, 2016	June 30, 2015
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	998	998
Lab Equipment	261,365	254,556
Lab Software	123,000	123,000
Less: Accumulated Depreciation	(220,755)	(145,328)
Equipment - net	$191,887	$260,505

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

The Company has filed the following additional patents to extend its intellectual property to encompass additional aspects of the Company’s platform processing technologies. To date the following patent filings have been made:

•	A Business Method for Collection Cryogenic Storage and Distribution of a Biologic Sample Material PCT/US2011/39260 filed June 6, 2011 with a priority date of June 6, 2010.

•	Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation U.S. Serial No. 13/646,647 filed October 5, 2012 with a priority date of October 6, 2011.

•	Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipaspirates to Physician for Autologous Adipose Transfer Procedures PCT/US13/44621 filed June 6, 2013 with a priority date of June 7, 2013.

•	Stem Cell-Based Therapeutic Devices and Methods U.S. Serial No. 61/773,112 Filed March 4, 2014 with a priority date of March 10, 2013.

•	Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells 61/810,970 Filed in 2014 with a priority date of April 11, 2013.
•	Cell Culture Media, Kits and Methods of Use, US Serial No. 13/1-94/900 continuation of US Serial No. 11/542,863.
•	Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, PCT/US/68350 Filed December 31, 2015 with a priority date of December 31, 2014.

•	Systems and Methods to Isolate and Expand Stem Cells from Urine Application No. 62/335426 filed May 12, 2016
9

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2016

NOTE 6. Debt

As of June 30, 2016, the Company had $1,228,667 of unsecured convertible notes outstanding.

Of those convertible notes, $148,167 had come due on September 30, 2014. The Company is currently in negotiations with the rest of these note holders to convert their notes or to extend their maturity dates. These notes are convertible into common stock at $0.35 per share. Convertible notes of $152,500 come due at the end of fiscal year 2016 and are exercisable into common stock at $0.30 per share. Convertible notes of $828,000 come due on January 30, 2018 and are exercisable into common stock at $0.20 per share. Convertible notes of $100,000 come due on January 30, 2018 and are exercisable into common stock at $0.15 per share.

As of June 30, 2016, the Company had $226,500 of unsecured bridge notes outstanding which had come due in fiscal year 2015. Holders of these notes have outstanding options to purchase 26,500 shares of common stock at $0.05 per share.

The following table describes the Company’s debt outstanding as of June 30, 2016:

Debt	Carrying Value	Maturity	Rate
Convertible notes	$148,167	On Demand	8.00%

Convertible notes	$152,500	Fiscal 2016	8.00%

Convertible notes	$928,000	Fiscal 2018	8.00%

Bridge Notes	$226,500	On Demand	8.00%

Due to shareholder	$123,447	On Demand	0.00%

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

During the nine months ended June 30, 2016, the Company issued 687,500 shares of common stock and received proceeds of $137,500.

During the nine months ended June 30, 2016, note holders and option holders converted notes and exercised options for 596,167 shares of common stock.

During the nine months ended June, 2016, the Company issued 50,000 shares of common stock to provide a security deposit of $10,450 for its new laboratory facility.

During the nine months ended June, 2016, the Company issued 175,000 shares of common stock for professional services of $45,750.

During the nine months ended June, 2016, the Company issued 557,591 shares of common stock to pay $168,482 of interest due on the convertible notes and bridge notes.

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2016

NOTE 8. Stock Options

The following is a summary of common stock options outstanding at June 30, 2016:

		Wgtd Avg	Wgtd Years
	Options	Exercise Price	to Maturity
Outstanding at September 30, 2015	12,321,000	$0.21	3.41

Issues	300,000
Exercises	(559,500)
Expires	(440,000)

Outstanding at June 30, 2016	11,621,500	$0.22	2.97

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

Cash, prepaid expense, security deposit, accounts payable and accrued expenses, capital lease payable, payable to shareholder, and note payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2016.

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2016

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

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2016.

As of June 30, 2016 The Company had a Federal Tax Lien of $76,931 for taxes, penalties and interest. As of the filing date of this financial statement, the Company has paid $23,000 of these taxes penalties and interest.

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

At June 30, 2016, the company was indebted to the Company’s majority shareholder for advances to the Company of $123,447. The advances are due on demand, are unsecured, and carry no interest rate.

At June 30, 2016, the company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $12,020 are due on demand, are unsecured, and carry no interest rate.

At June 30, 2016, the company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $1,134 are due on demand, are unsecured, and carry no interest rate.

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

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of August 1, 2016, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (1956), adult stem cells (5488), adipose derived stem cells (181), mesenchymal stem cells (641), and stromal vascular fraction (56).

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company requires licensees of our tissue and cell processing technologies to purchase consumable products including its CELLECT collection kit and ACSelerate – CP for the collection, processing, expansion and storage of tissue/stem cells.

We have generated initial revenues from our licensee’s in Japan and Hong Kong and subject to, obtaining the requisite financing, management believes that we are well positioned to leverage our developed products and services as the basis for expansion of international distribution through licensees of our technologies for a host of Regenerative Medicine uses and future applications.

The following products and services are designed to become the basis of, or an integral part of, numerous planned licensing, revenue generating, and cellular therapy development activities: Our products and services are:

•	CELLECT®	•	Patent Pending PCT/US2011-39260 Tissue Collection and transportation system designed for physicians to facilitate the collection and overnight shipping of an individual’s adipose tissue to our FDA registered laboratory;
		•	The CELLECT® transportation system is used for all American CryoStem adipose tissue processing services (ATGRAFT™, ATCELL™, and contract manufacturing services).
		•	Manufacture and sale of our CELLECT® collection system to licensees for our ATGRAFT™ and ATCELL™ technologies.
		•	Proprietary transportation methodology utilizing our patent pending ACSelerate™-TR Transportation Medium for shipping adipose tissue at ambient temperature.

•	ATGRAFT™	•	Patent pending PCT/US13/44621 adipose tissue processing at our Laboratory and preparation for long term storage of cleaned, whole fat for fat transfer procedures and future reprocessing into cellular applications.
		•	Multiple storage configuration sizes (4mL, 5mL, 50mL & 100mL) allow for maximum fat storage and transfer flexibility.
		•	ATGRAFT™ is stored in our Proprietary ACSelerate – CP DMSO free cryoprotectant and requires no further processing by a physician upon retrieval of a patient’s sample.
		•	Licensing of the ATGRAFT™ processing technology to international partners utilizing our CELLECT® collection boxes and ACSelerate™ mediums.

•	ATCELL™	•	Patent pending #13/646,676 for the processing and isolation of cellular specific components of an individual’s adipose tissue to create adipose derived stem cell (ADSCs) lines for storage, expansion, or differentiation.
		•	Proprietary processing methodologies of ATCELL™ have been confirmed to be 96%+ pure ADSCs by third party flow cytometry.
		•	IRB approved process as of June 2013.
		•	Clinical and Research grade ATCELL™ lines for use with or sale to collaborative partners in research and application development and optimization, cell morphology and characterization assays, and growth analysis.

•	ACSELERATE™	•	Patented #7,989,205 with a continuation filed. Cell media line for transporting, expanding, differentiating and storing human cells.
		•	Specially optimized for used with adipose tissue and adipose derived stem cells.
		•	Superior growth and differentiation capabilities compared to industry competitors.
		•	Used exclusively in all American CryoStem processing (ATGRAFT™, ATCELL™ and contract manufacturing).
		•	Additional Patent filed on December 31, 2015 for ACSelerate – MAX PCT/US/68350
15

•	ACS Laboratories™	•	Manufacturing and sale of our patented ACSelerate™ cell culture media products.
		•	Manufacture, assembly and shipment of our CELLECT™ collection boxes
		•	Creation and sale of research grade ATCELL™
		•	Participation and support of all collaborative research projects
		•	Contract manufacturing, including Autokine-CM®
Provide testing services for physicians performing in-office procedures and tissue processing

•	International Licensing	•	Standard Operating Procedures (SOPs) and all associated components and products
		•	Consulting and Marketing Review and Assessment
		•	CELLECT® (consumable)
		•	ATGRAFT™ (consumable)
		•	ATCELL™ (consumable)
		•	Adipose tissue processing, cellular expansion and product manufacture

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

The Company’s charges standardized fees for ATGRAFT™ tissue processing and initial storage ranges from $985 to $3,000, depending on the volume of tissue processed. The annual minimum storage fee is $200 for up to 100ml of tissue. Storage of tissue over 100ml is billed an additional $1 per 1ml. annually. These fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees ranging from $100 to $500 plus shipping costs, paid by the physician upon retrieval, for the thawing, packaging and shipment of the stored samples to the physician for immediate use upon receipt. Additionally, physicians may request that any stored package of ATGRAFT™ of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing. The Company charges a minimum fee of $1,500 for the reprocessing of a 25ml stored ATGRAFT™ sample and may charge additional fee’s if additional expansion of the newly created ATCELL™ sample is also requested.

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

The Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample and for additional culturing in the ACSelerate™ cell culture and differentiation media. We believe cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. We believe ATCELL™ is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ MAX (fetal bovine serum (FBS) free high yield media), SFM (standard serum free medium), LSM (low 0.05% FBS media) or differentiation media. The ATCELL™ products and services are incorporated into our pending patent filing US Serial No. 13/646,647.

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

The Company intends to support its application research, development and collaborative efforts by making ATCELL™ and ATGRAFT™ samples available for research and product development purposes through joint ventures, and university and commercial collaborations. These adipose tissue and cell line samples, we believe will be highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research due to our clinical processing methodology, donor sample data and the ability to create multiple cell types that have identical genetic profiles. We believe the clinical processing methods, data collection and testing of our ATCELL™ and the ability to make multiple cell types from the same donor line allows research teams to focus on application development and avoid bench to commercialization delays. The Company is investigating new sources of human mesenchymal cell lines for production and distribution to the cellular therapy research market.

The Company is preparing to distribute its ATCELL ADSC products to users of its ACSelerate cell culture medium.

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

The Company recently entered into a licensing and manufacturing agreement and is currently optimizing the ACSelerate – Max medium formulation with a manufacturer and distributor for scale up manufacturing and distribution of cell culture products and reagents.

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

Published cell culture research indicates the most widely used cell culture medium today for growing and differentiating stem cell cultures for in vitro diagnostics and research contains 10% or more FBS. The use of FBS and other animal products in clinical cellular therapy application development and manufacture raises concerns and generates debates within the scientific and regulatory community relating to potential human/animal cross-contamination. These same concerns may also need to be addressed through additional expensive and expansive testing and documentation with the FDA during the application and approval process for new cellular therapies. FDA concerns are evidenced in their Guidance’s and Guidelines regarding cellular therapy involving human cells, tissues and products (HCT/Ps) published and maintained by the FDA such as: Guidance for Industry: Source Animal, Product, Preclinical and Clinical Issues Concerning the Use of Xenotransplantation Products in Humans, FDA Final Guidance, April 2003. It is our belief that eliminating or greatly reducing FBS in cellular manufacturing, applications and products can eliminate or ease these scientific and regulatory concerns and may prove to be a winning strategy for cellular therapy application developers seeking FDA approval.

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

The Company has created several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ - our improved clinical grade, xeno serum free cell culture media, is ideally suited for the rapid expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-SFM™ - our general purpose clinical grade, manufactured animal serum free cell culture media, which is ideally suited for the expansion of adipose-derived cell samples for direct use or further culturing into other cell types;
•	ACSelerate-LSM™ - our research grade, low FBS (0.05%) cell culture media, which is ideally suited for the rapid expansion of adipose-derived cell samples for research and cellular application development or further culturing into other research grade cell types;
•	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™), which are suitable for use in cartilage repair applications in knees and other joints for patients suffering from joint injury, osteoarthritis and other diseases that cause degeneration of joint cartilage;
18

•	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™) for the repair of bone injuries resulting from traumatic injury and musculoskeletal diseases;
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™) for the repair of adipose tissue defects resulting from injury or surgical procedures and is designed for those patients without an appropriate amount of body fat for corrective tissue transfer procedures;
•	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™) for the repair of muscle tissue defects and loss as the result of traumatic injury, surgery or systemic disease;
•	ACSelerate-CP™- a clinical grade, non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media designed to conform to certain FDA and PHS 361 exemptions available for marketing our ATGRAFT™ service.
•	ACSelerate- TR™ - A clinical grade sterile transportation medium designed to maintain the viability of the tissue, at ambient temperatures for up to 100 hours during the shipment of adipose tissue to our processing facility.

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop versions for differentiation of ATCELL™ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. Many of these applications are not currently approved by the US Food and Drug Administration. On December 31, 2014 the Company filed a new patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799) representing the most recent results of this ongoing optimization program. On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Growth of Human Adipose Stromal Cells.

ACS Laboratories™: Laboratory Product Sales, Contract Manufacturing and Professional Services – ACS Laboratories is a division of American CryoStem Corporation, responsible for the manufacturing and sale of all the Company’s patented and patent pending cellular, cell culture, processing and testing products to professional, institutional and commercial clients. The Company operates a separate website (acslaboratories.com) to distinguish the sale of commercial and research products from its consumer products and services, which are marketed on its main website (americancryostem.com). ACS Laboratories manufactures a full line of ACSelerate™ cell culture media and ATCELL™ products; and provides these products to our collaborative partners and international licensees as further discussed below.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted TCCS in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. CellSource began marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue - in future years. The Agreement also provided CellSource with an opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company in Japan.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech are currently working together to scale up manufacturing.. The Company believes that marketing will begin in the fourth quarter of 2016.

BioLife Customer and Physician Acquisition

In February 2015 the Company entered into a binding asset purchase agreement with BioLife Cell Bank Dallas, LLC and BioLife Cell Bank Management, LLC (collectively “BioLife”), to purchase all of BioLife’s adipose tissue, stem cell storage clients samples, and physician network. The transaction was concluded in March of 2015. Transfer of the adipose tissue samples was completed on April 24, 2015 and the Company undertook a complete physical inventory of the transferred samples. The Company initiated annual storage fee billing to the acquired storage clients in June of 2015. Management believes that, with the acquisition of BioLife, the Company became one of the largest commercial adipose tissue storage facility in the United States.

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

Cells on Ice:

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

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

PATENT TITLE	USE OF PATENT	APPLICATION #
A Business Method for “Collection, Cryogenic Storage and Distribution of a Biological Sample Material”	Company Core Tissue Collection Processing and Storage Methodology	U.S. Serial No. 13/702,304 filed June 6, 2011, and claiming a priority date of June 7, 2010 from provisional application 61/352,217
Systems and Methods for “The Digestion of Adipose Tissue Samples Obtained From a Client for Cryopreservation”	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 5, 2012, and claiming a priority date of October 6, 2011 from provisional application 61/544,103
Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures	PCT/US13/44621 Filed June 6, 2013 and claiming a priority date of June 7, 2012
Stem Cell-Based Therapeutic Devices and Methods	Combining ADRCs with Biomaterials for healing and tissue growth	U. S. Serial No. 14/196,616 filed March 4, 2014 and claiming a priority date from provisional application 61/773,112 filed March 5, 2013
Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells	Utilization of Autologous Blood Components for the Transport of Adipose Derived Cells to a Patient	U.S. Serial No. 14,250,338 and claiming a priority date from provisional application 61/810,970 filed April 11, 2013
Cell Culture Media, Kits, and Methods of Use	Continuation of U.S. Serial No. 11/542,863, includes Optimized and improvements to Media Formulations	U.S. Serial No. 13/194,900
Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells	International PCT filing of US Provisional Application Serial Number 62/098799 Filed December 31, 2014	PCT/US/68350 Filed December 31, 2015
Systems and Methods to isolate and Expand Stem Cells from Urine	New Provisional Patent Application for a new source of human stem cells	Provisional Patent Application No. 62/335,426

Additionally, the Company has in-licensed IP with the following collaborations and joint ventures;

PATENT TITLE	USE OF PATENT	APPLICATION #
Cosmetic compositions including tropoelastin isomorphs	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based biological	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

Trademarks

In addition to patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem®, CELLECT® and ATGRAFT™. We utilize additional trademarks for our products, slogans and themes to be used in our marketing initiatives, including, for example, ACSelerate – MAX SFM™ ACSelerate-SFM™, ACSelerate- LSM™ and ATCELL™.

The Company has also secured a number of online domain names relevant to its business, including www.americancryostem.com and www.acslaboratories.com.

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, to prepare patients for current or future regenerative applications using their own adult stem cells to address the impact of aging, injury and other disorders. The company has built distribution channels with global physician and patient networks and has also carved out research institutions and licensing partners to capitalize on other patented product platforms to preserve stem cell integrity.

Our Marketing Program is a combination of a traditional sales approach supported by continuous internal and external marketing programs, which are closely coordinated with the expansion of our laboratory processing capabilities to ensure value added services accompany the latest technology. Our marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support the significant growth in the Regenerative Medicine Market and along with our business model, products and services. In 2016, we intend to boost the Company’s multi-channel marketing campaigns utilizing both traditional print advertising and digital campaigns with social media, email campaigns, blogging, you-tube, radio, SEO and PR to drive information seekers and potential customers to the company’s website. In addition, consumer education and peer to peer physician programs are planned as we continue to utilize key industry leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services. This approach will continue to increase the number of global surgeons who join our network, as well as university and private researchers and consumers who are experiencing positive results with our products and services.

During the period ended June 30, 2016 the Company engaged the services of Carol Ann Mireider, Founder and CEO of CAM& Associates. Ms. Mireider has a track record for growing global businesses in the medical device, diagnostics and consumer products industries. She has launched over 30 products in her career and specializes in multi-channel marketing and the use of digital platforms to build brand awareness. Ms. Mireider is known for KOL development and blending clinical and commercial programs to gain market acceptance quickly for new, advancing products and technologies. She has served in leadership roles for Fortune 500 companies, including Abbott Laboratories, Johnson & Johnson, Bristol Myers-Squibb, and Estee Lauder.

With Ms. Mireider’s direction, we plan on expanding the Company’s marketing efforts to broaden and capture both physician and consumer engagement. This marketing initiative uses traditional sales approach common to the pharmaceutical and biotechnology industries. In addition, educational programs to both physicians and consumers are planned to strengthen professional training and elevated awareness of stem cell therapy/wellness for patients. This fundamental approach is being strategically and tactically expanded using a combination of in-house marketing personnel and outside KOL’s and independent experts. Outside of the US, significant licensing opportunities are planned and a desire to enter into medical tourism to embrace stem cell regenerative medicine for wellness applications.

We plan to update and continue direct marketing programs focused on reaching plastic and cosmetic surgeons to join our group of providers that offer our services to their patients. This marketing initiative uses a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

Cosmeceutical Market

Many industry experts agree that Cosmeceuticals has become one of the fastest growing segments of the Cosmetics and Personal Care industry. Cosmeceutical products have a big emphasis on scientifically advanced formulations and often contain active ingredients that can also be found in pharmaceutical products. This continued emergence of increasingly sophisticated active ingredients is said to be the main driving force behind the growth of this segment, which is rapidly evolving into significant category of the personal care industry.

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

2 http://www.researchandmarkets.com/research/mbmvbh/global

Regenerative Medicine Institute

The Company recently announced that Dr. Vincent Giampapa, MD F.A.C.S has joined its Medical and Scientific Advisory Board. Dr. Giampapa is the founder /director of the Regenerative Medicine Institute (RMI) located in Costa Rica and the US, the Plastic Surgery Center International and The Giampapa Institute for Anti-Aging Medical Therapy located in Montclair, NJ. Dr. Giampapa’s research focuses on stem cell technologies and their clinical applications to improve the cellular aging process in order to enhance health span and quality of life. As a result of his research, Dr. Giampapa has been awarded medical and intellectual property patents with the United States Patent and Trademark Office for developments involving unique cell culture delivery techniques, new drug delivery systems, stem cell reprogramming, DNA repair, and telomerase maintenance. He is a co-founder of The Academy of Anti-Aging Medicine (A4M), comprised of over 26,000 members representing over 110 nations, the first president of the Board of Anti-Aging Medicine and the founder of healthycell®, an advanced cell health nutritional supplement and StemBank™, a blood derived stem cell extraction and storage company. Dr. Giampapa will have an active role assisting the Company with the development of its “From laboratory to clinic/physician’s office” services and applications platform.

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

CellSource, LTD. – Tokyo, Japan

On June 2, 2015 the Company and Cell Source Ltd entered into an Agreement for licensing the ATGRAFT™ technology to Cell Source Ltd for Japan. The Agreement calls for Cell Source Ltd to purchase consumables from us including the CELLECT® collection boxes and ACSelerate™ Cryopreservation Medium. The agreement also provides Cell Source with a twenty four month limited Right of First Refusal for licensing additional technologies from the Company for the Japanese market. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products as well as more number of commercialized products. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020.

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

Liquidity and Capital Resources

We had a cash balance of $37, 313 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $61,193 during the three months ended June 30, 2015 in professional fees (legal, accounting and consultants) and $47,039 in Laboratory expenses

Commitments

The Company leases approximately 1,628 square feet of laboratory facilities at 7 Deer Park Drive in Monmouth Junction, New Jersey. The term of the lease is from February 1, 2016 to January 31, 2019. The monthly rent and operating expenses are $5,225.

The Company’s main office facility is located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease expired during fiscal 2015 and is currently on a month to month basis with monthly rent of $2,650. The total rent for office facilities for the three months ended June 30, 2016 was $7,950.

The Company has unsecured liabilities without interest of $123,447 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction. There is no due date associated with this liability.

At June 30, 2016 the Company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $12,020 are due on demand, are unsecured, and carry no interest rate.

At June 30, 2016, the Company was indebted to an affiliated company. The Chief Executive Officer of American CryoStem Corporation is the majority shareholder of the affiliated company. Advances of $1,134 are due on demand, are unsecured, and carry no interest rate.

At June 30, 2016 The Company had a Federal Tax Lien of $76,931 for taxes, penalties and interest. As of the filing date of this financial statement, the Company has paid $23,000 of these taxes penalties and interest.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of June 30, 2016, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

During the nine months ended June 30, 2016, the Company issued 687,500 shares of common stock and received proceeds of $137,500.

During the nine months ended June 30, 2016, note holders and option holders converted notes and exercised options for 596,167 shares of common stock.

During the nine months ended June, 2016, the Company issued 50,000 shares of common stock to provide a security deposit of $10,450 for its new laboratory facility.

During the nine months ended June, 2016, the Company issued 175,000 shares of common stock for professional services of $45,750.

During the nine months ended June, 2016, the Company issued 557,591 shares of common stock to pay $168,482 of interest due on the convertible notes and bridge notes.

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
35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 22, 2016	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 22, 2016	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
36