Form 10-K
period 2016-09-30
AMERICAN CRYOSTEM Corp
filed 2017-01-13
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $0.35 on March 31, 2016 (the last business day of the registrants most recently completed second fiscal quarter) was approximately $12,481,598

As of January 10, 2016, the registrant had 37,553,905 shares of its common stock, par value $0.001, outstanding.

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

Our Business

About American CryoStem Corporation

American CryoStem Corporation; (CRYO) founded in 2008, has evolved to become a biotechnology pioneer, standardizing adipose tissue derived technologies (Adult Stem Cells) for the fields of Regenerative and Personalized Medicine. The Company operates a state-of-art, FDA-registered, clinical laboratory in Monmouth Junction, New Jersey and licensed laboratories in Hong Kong, China and Tokyo, Japan, which operate on our proprietary platform, dedicated to the collection, processing, bio-banking, culturing and differentiation of adipose tissue (fat) and adipose derived stem cells (ADSCs) for current or future use in regenerative medicine. CRYO maintains a strategic portfolio of intellectual property (IP) that surrounds our technology which supports a growing pipeline of stem cell applications and biologic products. We are leveraging our, IRB approved, FDA compliant platform and a developed product portfolio to create a domestic and global footprint of licensed laboratory affiliates, physicians networks, patients and research organizations who purchase tissue collection, processing and storage consumables from our Company. Our laboratory stem cell products foundation are characterized adult human Mesenchymal Stem Cell (MSC’s) derived from adipose tissue that work in conjunction with our 13 patented (non-animal) medium lines. The Company’s R&D efforts are focused on university and private collaborations to discover, develop and commercialize ADSC and laboratory products combined with synergistic technologies to create jointly developed regenerative medicine applications and new intellectual property.

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe the scientific community is becoming more aware of factors that affect sample integrity and experimental variability. By standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of preclinical and clinical data which will help to accelerate the transition from lab research to drug and therapy development and market launch.  To this end, we have licensed affiliates operating on our cellular collection-processing and storage platform in Tokyo, Japan, and Hong Kong. Our licensees purchase our CELLECT adipose tissue collection kits and ACSelerate CP storage consumables from us.

Our business strategy is centered on marketing our standardized platform as a complete adipose stem cell (Adult Stem Cells) solution and expanding our research and development through scientific collaborations. We are generating initial revenues through the sale and licensing of our patented products, laboratory tools, and services to capitalize on: (1) ADSC technologies; (2) scientific breakthroughs incorporating ADSCs that have been developing in the fast growing Regenerative and Personalized Medicine industries; (3) providing these growth industries with a standardized ADSC cell processing platform; (4) enhancing the delivery of healthcare through cellular-based therapies and applications which address disease treatment, wound and burn healing, joint repair and personalized health and beauty care; and (5) building a global network of physicians and affiliated laboratory facilities for the delivery of our products and services.

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of January 1, 2016, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (2083), adult stem cells (5709), adipose derived stem cells (205), mesenchymal stem cells (682), and stromal vascular fraction (69).

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company requires licensee’s of our tissue and cell processing technologies to purchase all the consumable products required in the collection, processing and storage of tissue/stem cells as part of the licensing agreement including our CELLECT® Validated Collection, Transportation, and Storage System and ACSelerate™ Cell Culture Media Products.

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management believes that we are well positioned to utilize our developed products and services as the foundation for international distribution through licensees of our technologies and a host of Regenerative Medicine uses and future applications. In the US we operate an FDA registered facility that generates revenue from; the processing and storage of adipose tissue (ATGRAFT), the processing of adipose tissue into its cellular components for future use (ATCELL) and the production and sale of our CELLECT® tissue collection boxes, and patented media products.

The products and services are also designed to become an integral part of generating revenue from current and planned licensing territories, our New Jersey based collection, processing and storage operations (CELLECT®) sale and licensing of our developed laboratory products (ACSelerate™ and ATCELL™) , and cellular therapy development activities.

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” clinical solution for physicians to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our ACSelerate–TR™ transport medium into all collection bags which supports the health of the tissue during transport. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology to be used by all licensees of our technologies. The CELLECT® service is included in our patent application U.S. Serial No. 13/702,304.

American CryoStem is the first tissue bank to globally incorporate through its CELLECT® service the International Blood Banking identification and labeling and product identification coding system. The coding was developed in conjunction with the American Association of Blood Banks (AABB), the American Red Cross and the International Society of Blood Transfusion (ISBT). These groups form the International Council for Commonality in Blood Banking Automation (ICCBBA) and developed the ISBT 128 Standard for machine readable labeling. This labeling system is an acceptable machine readable labeling standard, product description, and bar coding system for FDA Center for Biologics Evaluation and Research under 21 CFR 606.12(c) 13. American CryoStem conforms to this standard in its laboratory facility and all cellular and tissue products produced at the facility carry our W3750 ICCBBA facility identifier allowing any hospital, clinic, laboratory and regulator worldwide to identify the origin and obtain additional information on any sample produced at an American CryoStem facility. The Company will promote this standard in all laboratories that license or utilize our technology.

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue and cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals to prepare for future cosmetic or regenerative procedures by using their own stored adipose tissue as a natural biocompatible filler or the components for cellular therapy application without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create stem cells ATCELL™, our clinical grade cell product for use in Regenerative Medicine applications. The ATGRAFT™ service is included in our pending patent application U.S. Serial No. 13/646,647.

The Company’s charges standardized fees for ATGRAFT™ tissue processing and minimum annual storage fees depending on the volume of tissue processed. These processing and storage fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees upon sample retrieval, for the thawing, packaging and shipment of the stored samples to the physician or clinic for immediate use upon receipt. Additionally, physicians may request that any stored ATGRAFT™ tissue sample of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing. The Company charges fees for the reprocessing of a 25ml stored ATGRAFT™ sample and may charge additional fee’s if expansion of the newly created ATCELL™ sample is also requested.

The Company believes the ATGRAFT™ service may create patient retention, and significant revenue opportunities for the participating physician. The ATGRAFT™ service lowers physician overall costs by eliminating additional liposuction procedures for each scheduled fat transfer or therapy procedure. Physician cost savings may include: materials, supplies, equipment, and the expenses of utilizing a surgical center, hospital operating room or an in-office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Clinically processed and characterized adipose derived regenerative cells (ADRCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and ACSelerate™ patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADRCs and differentiated cell products and processing methodology. The Company maintains multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes) , etc. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine procedures. The Company charges its customers fees to process previously stored ATGRAFT™ sample and for newly collected client tissue samples to be processed. Customer samples submitted for processing must utilize the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs and quality control standards.

The Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample and future culturing in the ACSelerate™ cell culture and differentiation media. Cell culturing and differentiation may be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. ATCELL™ has shown that it is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ line of culture and differentiation mediums. The ATCELL™ products and services are incorporated into our pending patent filing US Serial No. 13/646,647.

The Company’s ATCELL™ cell lines are processed and cultured in our patented ACSelerate™ cell culture media. All tissue, cells, and research materials made available for sale to research institutions are tested for sterility, disease, lifespan, and population doubling rate (PDL). Additionally, we believe these cells are suited for any type of cellular therapy or regenerative medicine research. Cell morphology is confirmed by (i) flow cytometry and (ii) differentiation analysis using ACSelerate™ differentiation media. Each ATCELL™ line can be further cultured and differentiated allowing the Company to provide genetically matched clinical grade cell types. We believe this research methodology may provide opportunities for the Company’s ATCELL™ and ACSelerate™ products to become the building blocks of final developed commercial applications.

The Company intends to support its cell therapy application research, development and collaborative efforts by making ATCELL™ and ATGRAFT™ samples available for research and product development purposes through joint ventures, and university and commercial collaborations. These adipose tissue and cell line samples, we believe will be highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research due to our clinical processing methodology, donor sample data and the ability to create multiple cell types that have identical genetic profiles. We believe the clinical processing methods, data collection and testing of our ATCELL™ and the ability to make multiple cell types from the same donor line allows research teams to focus on application development and avoid bench to commercialization delays. The Company is preparing to distribute its ATCELL™ cell products to users of its ACSelerate™ cell culture media during 2017. The Company is investigating new sources of human mesenchymal cell lines for production and distribution to the cellular therapy research market.

ACSelerate™ Cell Culture Media Products – Manufactured patented cell culture media products for growing human stromal cells (including all cells found in human skin, fat and other connective tissue). Certain ACSelerate™ cell culture media lines are available in animal serum free, which is suitable for human clinical and therapeutic uses or a low serum version for application development and research purposes. The patented ACSelerate™ cell culture media line was specifically developed to address increasing industry demand for animal serum-free cell culture products and for the acceleration of products from the laboratory to the patient.

The Company recently entered into a licensing and manufacturing agreement with PeproTech a life sciences company formed in 1988. PeproTech is the trusted source for the development and manufacturing of high quality cytokine products for the life-science and cell therapy markets.  Over the past 26 years the company has grown into a global enterprise with state-of-the-art manufacturing facilities in the US, and offices around the world. With over 2,000 products PeproTech has developed and refined innovative protocols to ensure quality, reliability and consistency. During 2016 the Company and PeproTech completed the optimization and scale up manufacturing studies and expect the licensed medium marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate MAX brands in 2017.

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium (clinical) grade and FBS (research) grade. This patent covers both non-GMP research grades and GMP clinical grades suitable for cell culture of adipose-derived stem cells intended for use in humans. Additionally, in 2014 the Company filed a continuation of this granted patent with additional claims and improvements, U.S. Serial No. 13/194,900. On November 8, 2016 the Company was granted additional claims from the continuation U.S. Serial No. 13/194,900 issued as a new Patent Serial No. 9,487,755. Prior to the issuance the Company filed a continuation in part (CIP) containing additional claims related to our ongoing media development.

Published cell culture research indicates the most widely used cell culture medium today for growing and differentiating stem cell cultures for in vitro diagnostics and research contains fetal bovine serum (FBS) and other animal derived products. The use of FBS and other animal products in clinical cellular therapy application development and manufacture raises concerns and generates debates within the scientific and regulatory community relating to potential human/animal cross-contamination. These same concerns may lead to additional expensive and expansive testing and documentation requirements with the FDA during the application and approval process for new cellular therapies manufactured with or containing animal or animal derived products. FDA concerns are evidenced in their Guidance’s and Guidelines regarding cellular therapy involving human cells, tissues and products (HCT/Ps) published and maintained by the FDA. Management believes that eliminating or greatly reducing FBS in cellular manufacturing, applications and products can eliminate or ease these scientific and regulatory concerns and may prove to be a winning strategy for cellular therapy application developers seeking FDA approval.

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

The Company has created several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ - xeno serum free cell culture media,
•	ACSelerate-SFM™ - animal serum free cell culture media,;
•	ACSelerate-LSM™ - low FBS (0.05%) cell culture media,
•	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™),
•	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™)
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™)
•	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™)
•	ACSelerate-CP™- non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media
•	ACSelerate- TR™ - sterile transportation medium designed to maintain the viability of the tissue during the shipment of adipose tissue to our processing facility.

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop versions for differentiation of ATCELL™ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799) representing the most recent results of this ongoing optimization program. On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Growth of Human Adipose Stromal Cells.

ACS Laboratories™: Laboratory Product Sales, Contract Manufacturing and Professional Services – ACS Laboratories division of American CryoStem Corporation, responsible for the manufacturing and sale of all the Company’s patented and patent pending cellular, cell culture, processing and testing products to professional, institutional and commercial clients. The Company’s laboratory operates a separate website (acslaboratories.com) to distinguish the sale of commercial and research products from its consumer products and services, which are marketed on the Company’s main website (americancryostem.com). ACS Laboratories manufactures a full line of ACSelerate™ cell culture media and ATCELL™ products; and provides these products to our collaborative partners and international licensees as further discussed below.

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the patient and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company to promote ATGRAFT™ and ATCELL™ products.

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

International Licensing Program – The Company believes that globally, many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received numerous international inquiries concerning the sale or licensing of our SOPs, products and services in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative and Personalized Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong, Shenzhen, China and, Tokyo, Japan.

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. CellSource began marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue - in future years. The Agreement also provided CellSource with an opportunity to exercise a limited right of first refusal for the licensing and distribution of other products marketed by the Company in Japan. The limited right of first refusal expires on June 2, 2017.

Product Development

Our strategic approach to product development is to design, develop and launch new products and services that utilize our existing products and services, i.e. the use of the CELLECT® collection materials by contracted companies to collect fresh tissue for their product. Management believes that allowing other biotech companies to utilize portions of our platform will provide the Company with additional opportunities to produce near term cash flow, strong recurring revenue streams, strong international licensing partners and complementary scientific data. We focus on developing products, services and applications that require tissue collection and processing as the initial requirement to produce cellular therapies and products. These products and services may include adipose tissue and stem cell sample processing and storage as a form of personal “bio-insurance”, adipose tissue (fat) storage for cosmetic fat engraftment procedures, and the creation and production of topical applications and ingredients used by other companies in the wound care and cosmetic industries as well as cellular applications and bio-materials development.

We focus our efforts on expanding our product and services pipelines based upon our intellectual property portfolio, collaborative development relationships, product sales, distribution, and international licensing and partnering opportunities. Our current activities include supporting university and industry collaborations by providing our products and services (ACSelerate™ and ATCELL™) with the expectation that our products and services become the basis for new adipose tissue and stem cell based Regenerative Medicine and cellular therapy applications. We believe this strategy allows our proposed research partners and their application development teams to begin with clinically harvested and processed adipose tissue and Adipose Derived Regenerative Cells ADRCs (ATCELL™), which may be a significant step toward accelerating the development and approval of new treatments.

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate – Max cell growth medium. During 2016 the Company and PeproTech completed the optimization and scale up manufacturing studies and expect the licensed medium marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate MAX brands in early 2017. PeproTech will leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. We expect that the media will be initially released in the first quarter of 2017.

BioLife Customer and Physician Acquisition

In February 2015 the Company entered into a binding asset purchase agreement with BioLife Cell Bank Dallas, LLC and BioLife Cell Bank Management, LLC (collectively “BioLife”), to purchase all of BioLife’s current adipose tissue, stem cell storage clients samples, and physician network. The transaction was concluded in March of 2015. Transfer of the adipose tissue samples was completed on April 24, 2015. The Company initiated annual storage fee billing to the acquired storage clients in June of 2015. Management believes that, with the acquisition of BioLife, the Company became one of the largest commercial adipose storage facilities in the United States.

Additionally the Company acquired the physician customer list of approximately 60 cosmetic and plastic surgeons, and began marketing its services to all physician users of the BioLife services.

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

In fiscal 2013 we entered into a formal joint venture with Protein Genomics through the incorporation of Autogenesis, Corp. as required by the 2012 MOU. Each company (CRYO and PGen) initially has an equal ownership interest. All products capable of being commercialized, as well as any new intellectual property, resulting from the ongoing scientific collaboration will be wholly-owned by Autogenesis. During 2013 and 2014, the collaborative efforts resulted in successful initial “proof of concept” combining PGEN’s unique biomaterial and the Company’s ATCELL™ and ACSelerate™ products. Management believes the preliminary results showed successful healing of full depth wounds on the backs of immune deficient mice.

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

INTEGRA LifeSciences:

On June 4, 2015, the Company and Autogenesis, Corp. entered into Non-Disclosure and Material Transfer Agreements (MTA) with Integra LifeSciences, under which the parties are exploring certain combinations of American CryoStem’s, ATCELL™ stem cells, its biomaterials product and Integra products and other biomaterials for the development of new products and services. Integra LifeSciences, a NYSE traded (INT) New Jersey based company, is a world leader in medical technology and wound healing. Integra offers innovative solutions, including leading regenerative technologies, in specialty surgical solutions, orthopedics and tissue technologies. (http://www.integralife.com/)

Under the terms of the Agreement the Company will supply biomaterials and Company “know-how” to Integra and utilize its AGRFAFT™, CELLECT™, ATCELL™ and ACSelerate™ products for the development of new devices and biologic products for use with the co-developed biomaterials. To date the Company has delivered tropoelastin to Integra for use in the development of the new biomaterials and initiated the processing and testing of porcine (pig) adipose tissue for use in the initial animal studies. The Company is currently working with Integra to schedule additional work necessary to advance the product development in 2017.

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

During the last quarter of 2015 the Company undertook a review of the collaborative efforts between the Company and Dr. Lee pending the expiration of the agreements in November of 2015. Management believes that potential commercialization of the licensed technologies would require a number of years of additional study and experimentation and substantial investment by the Company. In November of 2015 the Collaboration and Research Agreement and the Licensing Agreement were terminated. The Company continues to discuss collaborations with Dr. Lee and the Rutgers Office of Technology Transfer for the continuing provision of our ATCELL™ and ATGRAFT™ products to Dr. Lee to support his continuing research.

Cells on Ice:

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its Cellect collection boxes and provide its ATGRAFT™ and ATCELL™ processing services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. COI has initiated several IRB approved studies including a recently completed transportation study approved in August of 2016 to measure the survivability of cell shipped in a newly developed return transport medium, animal studies for traumatic brain injury approved in September of 2016, and the safety of intravenously delivered autologous ATCELL™ products approved in October of 2016. This initial work will become the basis for COI’s Investigational New Drug and Investigational Device Exemption filings with the FDA in 2017.

Additional Collaborations

The Company is in the early stages of developing collaborations with additional industry and university partners. These developing relationships in their earliest stages are covered by Confidential Non-Disclosure Agreements and advanced to include Material Transfer Agreements (MTA) under which the Company supplies ATCELL™ and/or ACSelerate™ medium products for evaluation, testing, and the development of new cellular therapy applications.

To date the Company has advanced to a Material Transfer Agreement with the University of Miami, University of Washington, UHV Technologies, and STEMCell Technologies and has provided both ATCELL™ and ACSelerate™ products to these entities under Agreement. No assurance can be given that these relationships will ultimately result in new technology for future commercialization. As of September 30, 2016 these relationships have yet to result in a commercial product.

Additionally in August of 2015 the Company entered into a Confidential Disclosure Agreement and a Material Transfer Agreement with Dr. Sazlay, a research scientist currently investigating unique cancer treatments at the University of Wurzburg in Germany and the University of California in San Diego. Following execution of the Agreement, the Company delivered a number of ATCELL-SVF™, ATCELL™ and ACSelerate™ samples to Dr. Sazlay for testing and determination of usefulness of our products for development of his novel treatments. Dr. Sazlay has reported positive results of this initial work and the Company and Dr. Sazlay are currently negotiating additional collaborative agreements for further development.

Institutional Review Board Approval of Protocols

In an effort to make it easier for other physicians and researchers to study the safety of SVF and ADSCs, in 2014 we sought approval from the Institutional Review Board (IRB) of the Institute of Regenerative Medicine of our protocols for the processing of SVF and culturing of mesenchymal stem cells from autologous adipose tissue. The protocols provide appropriate processing, storage and testing methods necessary to move the clinical investigative process towards uniform treatments. The collection of processing and outcome data from IRB approved protocols is required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies, including potency (cell count), contamination testing and cell viability. The objective of the IRB is to assess these protocols to ensure the highest patient safety possible and to minimize the risks for those participating in innovative research and investigational studies.

In June of 2014 the Company submitted its IRB Studies to the Institutional Review Board of the Institute of Regenerative Cellular Medicine (the “IRCM”) and on July 23, 2014 the ICEM IRB approved the following studies:

•	Isolation of SVF: Autologous Adipose Derived Stromal Vascular Fraction Containing Adult Stem Cells (IRCM 2014-024)
•	Comparative Viability Assessment of Human Adipose Tissue Before and After Cryopreservation (IRCM 2014-025)
•	Isolation of SVF and Culturing Adipose Derived Stem Cells for Use in Investigational Review Board Studies (IRCM 2014-023)

The IRCM approved studies require annual renewal and the Company renewed the studies in 2015, and August of 2016.

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

In 2014, the Company created and is the Sponsor of a new IRB study with The DaVinci Center, in Georgetown, Grand Cayman Island entitled Impact and Safety of Cultured Expanded Autologous, Adipose-Derived Stem Cells deployed via Intravenous Injection for the Treatment of Multiple Sclerosis Protocol: CRYO-MS-ADSC-006. On July 23, 2014 the study was approved for 100 patients. On November 1, 2014 the first patient was treated at the Da Vinci Center utilizing the approved protocol. The IRB filing can be found on www.clinicaltrials.gov, (ClinicalTrials.gov Identifier NCT02326935). The Company renewed the IRB studies with The Institute of Regenerative Cellular Medicine in 2016 for another one year period.

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

Moreover, we further believe that the combination of our validated cellular processing capabilities and patented products give us an economical platform to develop and produce cellular therapy applications for injection or intravenous therapy, topical applications, burn and wound healing, joint repair, disease treatments and cosmeticeuticals. The clinical methods and products we have developed are designed to permit a variety of treatments for any patient with their own genetically matched raw materials utilizing our ATCELL™ and ATGRAFT™ products prepared with our patented line of ACSelerate cell culture mediums. We believe that autologous cellular therapies have shown promising results for safety and efficacy in a variety of applications in published early stage clinical trial results and application studies.

Regulatory Information

The Company believes that its processing methodologies and the laboratory facilities are designed to be in compliance with all current regulations as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (FDA) regulations as they relate to the operation of a tissue processing and storage facility.

The Company’s New Jersey laboratory facility is registered with the FDA (FEI 3008307548) as a processing and storage facility for Human Cells, Tissues and Cellular and Tissue Based Products (HCT/Ps) since 2010. In 2013, we registered the facility with the State of New York (CP169TP136) and the State of California (CNC80948) the only states in the U.S. requiring registration. We have discussed our operations with the State of New Jersey Health Department and Department of Environmental Protection (DEP) to ascertain any special regulations to which we may be subject. Based upon these discussions, and our use of a registered medical waste disposal company, we do not at this time have any special registrations or regulations for compliance with the State of New Jersey.

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

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes two issued U.S. patent (No. 7,989,205, Cell Culture Media Kits and Methods of Use); and seven pending patent applications which are detailed in the following chart:

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

Additionally, the Company has in-licensed the following IP:

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

Global Stem Cells Market

A report from Transparency Market Research (TMR) forecasts that the global stem cells market will grow at a remarkable CAGR of 24.2% from 2012 to 2018. According to TMR, a market intelligence firm, the global stem cells market, which in 2013 stood at US$26.23 bn, is anticipated to reach US$119.52 bn by the end of the forecast period. The report, titled ’Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018’, http://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm

A report published by Markets and Markets Research in July 2014 titled “Cell Culture Market by Equipment (Bioreactor, Incubator, Centrifuge), by Reagent (Media, Sera, Growth Factors, Serum Free Media), by Application (Cancer Research, Gene Therapy, Drug Development, Vaccine Production, Toxicity Testing) - Global Forecast to 2018” July 2014. (http://www.marketsandmarkets.com/Market-Reports/cell-culture-market-media-sera-reagents-559.html)

The report states that “The global cell culture market was valued at $ 14,772 million in 2013 and is poised to grow at a CAGR of 10.71% between 2013 and 2018, to reach $24,574 million in 2018. Rapid increase in biopharmaceutical production and increasing healthcare expenditure will be the two most important growth drivers for this market in the forecast period from 2013 to 2018. Biopharmaceutical production had the largest share of the cell culture market in 2013. According to IMS Health, biopharmaceutical is expected to one of the fastest growing pharmaceutical segment between 2012 and 2017. The increasing demand for biopharmaceutical products like vaccines and antibodies coupled with strong pipelines for biopharmaceuticals and increasing healthcare expenditure will drive the demand for cell culture products.”

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

We plan to continue direct marketing programs focused on reaching plastic and cosmetic surgeons to join the initial group of providers that began to offer our services to their patients in 2017. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

2 http://www.researchandmarkets.com/research/mbmvbh/global

Development of Regional U.S. Markets

Cells on Ice

In August of 2015 the company entered into an Agreement with Cells On Ice, LLC. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT™ collection boxes and provide its ATGRAFT™ and ATCELL™ processing services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Institutional Review Board (IRB) approved protocols into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

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

Development of International Markets

International Licensing Program – Globally, many jurisdictions outside the US permit the use of adipose tissue based cellular therapies and regenerative medicine applications. The Company has received numerous inquiries concerning the sale or licensing of our products and services in these jurisdictions. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address these inquiries and to expand the Company’s sales, marketing and branding opportunities the Company has designed and is offering an International Licensing Program.

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

Qualified Licensees can quickly take advantage of the rapidly expanding opportunity to collect, process, store and culture individual regenerative cell samples for their clients with the comfort and confidence that they are providing services that have been developed to US FDA standards. Core to the relationship is the developed proprietary and patent pending processing and laboratory operational methodologies contained in our Standard Operating Procedures, Training, and Continuous Quality Management, Testing Program, and Laboratory Operations manuals.

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company may receive an initial fee under the agreement which may or may not be credited toward future royalty payments. Following evaluation of the prospective licensee the Company will enter into a final Agreement which outlines all upfront fees, minimum royalties and consumable purchase obligations of the Licensee.

Significant to our international development activities is the global expansion of the American CryoStem branded services and patented products, as well as the expansion of the Company’s services, technology and products as the core platform to implement cellular therapies and regenerative medicine.

Health Information Technology Company, LTD (Hong Kong)

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014.

CellSource. Tokyo, Japan

In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet Licensing the ATGRAFT™ technology to CellSource for Japan. The Agreement further calls for CellSource to purchase our CELLECT™ collection boxes and ACSelerate Cryopreservation Medium and provides Cell Source with a limited right of first refusal for licensing additional technologies for the Japanese markets. The limited right of first refusal expires June 2, 2017. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products as well as more number of commercialized products. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020.

Scientific and Medical Advisory Board

To expand our Scientific, R&D and product marketing efforts we continue to actively recruit and enlist the services of highly qualified peer leaders through our Scientific and Medical Advisory Board to assist us in our industry speaking engagements and education platform. This education platform is designed to focus on physicians, and industry needs and demands as they relate to current and future treatments utilizing our adipose tissue platform and adult stem cell technologies. Additionally, certain members of our advisory board provide assistance and input to management on the oversight of our research relationships, laboratory development and quality management systems. As of September 30, 2016, the following are currently members of our Scientific and Medical Advisory Board:

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

•	Dr. Fredric A. Stern, FACS

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

•	Dr. Vincent Giampapa, MD F.A.C.S

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

•	Dr. Rand McClain

Dr. McClain earned his medical degree at Western University and completed his internship at the University of Southern California’s Keck School of Medicine Residency Program (U.S.C. California Hospital).   Dr. McClain has dedicated over 35 years of his personal and professional life studying nutrition, exercise, herbs and supplements and is also a Master of Acupuncture and Traditional Chinese Medicine. Dr. McClain has participated in professional and elite amateur sport as an individual participant and as well as a member of two U.S. teams and continues to participate competitively. His work is published in peer-reviewed and popular journals and he enjoys sharing and participating in the beneficial changes he helps create in people’s lives.  Dr. McClain has worked with some of the best and original innovators in Sports, Rejuvenative, Regenerative (“Anti-Aging”), Cosmetic and Family Medicine.  He also practices as part of the Regenerative Medicine Institute an organization dedicated to advancing cellular treatments, procedures and research in the use of all available avenues to slow or reverse physiological and cosmetic effects of aging. Dr. McClain currently serves as Chief Medical Officer of Live Cell Research, a company dedicated to the discovery and development of products designed to enhance health and quality of life through epigenomic manipulation. Dr. McClain is also a Medical Advisory Board member of American Cryostem Corporation a publicly traded company operating clinical laboratories dedicated to the collection, processing, bio-banking, culturing and differentiation of autologous adipose tissue (fat) and adipose derived stem cells (ADSCs). Dr. McClain is a Board Member of Z.E.N. Foods, a gourmet food delivery and nutrition service company that provides individually designed meal programs in conjunction with health providers and its own registered dietician. Dr. McClain is also proud to be a member of the National Veteran Foundation’s Advisory Board.

•	Dr. Richard Goldfarb, FACS

Dr. Richard Goldfarb established the Center for SmartLipo with the vision of bringing patients advanced treatments and techniques to help patients restore and maintain a more youthful appearance. He has formed a team of specialists, each with a unique strength in treating the various parts of your face and body. Included are Aesthetic Laser and Liposuction Specialists, Facial Plastic Surgeons, a Plastic and Reconstructive Surgeon, and a Medical Weight Loss team. As a group, they are unequaled in their ability to provide you with comprehensive consultative and treatment options to achieve your aesthetic goals.Dr. Goldfarb graduated from University of Health Sciences / Finch University, The Chicago Medical School with top honors in Surgery. He completed his surgical training at Northeastern Ohio College of Medicine. He did additional training in cosmetic surgery at the University of Pennsylvania, Department of Plastic Surgery and Yale University. He has over 30 years of General and Vascular Surgery experience, and has become a Cosmetic Surgery Specialist. In view of his advanced training and skills, Dr. Goldfarb is highly sought after to lecture and train physicians internationally on numerous cosmetic laser and surgery topics. He is the Medical Director, International and National trainer for Selphyl, and National and International trainer/lecturer for the Silhouette Lift Procedure. Dr. Goldfarb pioneered the technique to combine Silhouette Lift with fat transfer and Selphyl® for total facial rejuvenation (“The Goldfarb Procedure”). He is on the Board of Directors, and lectures and trains physicians for the National Society of Cosmetic Physicians and Surgeons. He is a faculty member and lecturer for THE Aesthetics Show, a training organization for physicians in the field of laser and aesthetic medicine and cosmetic surgery. Doctors visit the Center for SmartLipo from all over the world on a regular basis to learn state-of-the-art cosmetic treatments and techniques from Dr. Goldfarb and his team. The American Society of Lasers in Medicine, American Academy of Liposuction Surgery, and American Academy of Cosmetic Surgery all count him as a member. Dr. Goldfarb is board certified and a Fellow of the American College of Surgeons, in addition to the American Society of Laser Medicine and Surgery.

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

Item 1A. Risk Factors

To date we have generated only minimal operating revenues. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended September 30, 2016 with respect to this uncertainty which is included in the 2015 10K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our Common Stock and we may have a more difficult time obtaining financing.

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

We have incurred negative cash flows since inception from our developmental activities, and at this time as well as for the foreseeable future will finance (until we can generate sufficient revenues, if ever, to cover expenses) our activities and overhead expenses from any revenues we generate and through the issue and sale of debt and/or equity securities. The recoverability of the costs incurred by us to date is highly uncertain and is dependent upon, among other items, achieving commercial production and sales of our services, of which no assurances can be given. Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in the development stage in the emerging Regenerative Medicine industry that we hope to commence operations in.

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

We have significant payment obligations under certain Notes due through January 31, 2016. Any non-payment of the Notes when due in the absence of an extension of the maturity date would constitute event of default under the Notes, and our financial condition may be adversely affected.

As of September 30, 2016, the Company had issued and outstanding; $226,500 aggregate principal amount of Bridge Notes, which matured, between January through July 2015 and bear interest at the rate of 8% per annum, $133.900 aggregate principal amount of Convertible Notes which matured in September 2014convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.35 of principal amount and/or interest so converted, $52,500 of 8% convertible notes which matured in September of 2016 and are convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.30 of principal amount and/or interest so converted, and $783,000 of 8% convertible notes which mature in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.20 of principal amount and/or interest so converted, and $365,500 of 8% convertible notes which mature in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.15 of principal amount and/or interest so converted No assurances can be given that the Company will have sufficient funds to repay the principal and/or interest on such Bridge Notes when due or on the Convertible Notes such Convertible Notes are converted into Common Stock prior to maturity. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

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

Our facilities may require compliance with PHS and FDA regulations and there is no assurance we are in and/or in the future will be in compliance with these protocols or that the PHS or FDA may find deficiencies upon inspection of our facility.

The Company has developed its processing methodologies, and its Monmouth Junction, New Jersey laboratory facilities which the Company believes may be required to be in compliance with all current applicable regulations and guidelines as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (“FDA”) regulations and guidance as they relate to the operation of a tissue processing and storage facility. While we believe such facilities are in compliance with such regulations, no assurance can be given that we are in fact in compliance and/or in the future will be in compliance with these regulations or that upon inspection by PHS and/or FDA that we will not be required to amend our procedures or limit our operations based upon the finding of the inspection.

As and if we evolve from a company primarily involved in the research and development of our technology into one that is also involved in the commercialization of our technology, we may have difficulty managing our growth and expanding our operations.

As and if our business grows, we will in all likelihood need to add employees and enhance our management, systems and procedures. We may need to successfully integrate our internal operations with the operations of various third party service providers to produce and market commercially viable products. We may also need to manage additional relationships with various collaborative partners, suppliers and other organizations. Expanding our business may place a significant burden on our management and operations. We may not be able to implement improvements to our management information and control systems in an efficient and timely manner and we may discover deficiencies in our existing systems and controls. Our failure to effectively respond to such changes may make it difficult for us to manage our growth and expand our operations.

We currently are wholly dependent on John Arnone and Anthony Dudzinski; Conflicts of Interest.

We currently are wholly dependent on John Arnone and Anthony Dudzinski, our only executive officers and directors. Our future performance will depend on the continued services of such persons and our ability to retain such persons and to hire additional qualified persons. The loss of either of Mr. Arnone or Mr. Dudzinski, or both, would materially and adversely affect our proposed business. There are no assurances they will continue to do so. The employment agreements among other terms permit each of Mr. Arnone and Mr. Dudzinski to conduct other business activities outside of their employment with us. Each such employment agreement terminates in October 2020.

We have not obtained any “key-man” life insurance policies nor do we presently plan to obtain or maintain any such policies on Mr. Arnone, Mr. Dudzinski or any other of our employees.

Mr. Arnone owns the majority of the issued and outstanding voting stock of Personal Cell Science, a Florida corporation (“PCS”). PCS is in the cosmetic business and has entered into a contract manufacturing and royalty agreement with us to manufacture conditioned medium. We also receive a royalty of 10% of the gross sales of any autologous products sold by PCS containing the conditioned medium that we manufacture. Mssrs. Arnone and Dudzinski collectively beneficially own in excess of 50.1% of our issued and outstanding voting stock and as a result have the ability to directly and/or indirectly make all decisions for us. Mr. Arnone is also the CEO of Regenerative BioTherapy Corp. Regenerative BioTherapy Corp, a Florida corporation which entered into a licensing Agreement with the Company in September of 2014. The licensing agreement Permits Regenerative BioTheray the use of the Company’s Standard Operating Procedures, Quality Management and General Operations procedures and process for the Company’s product lines and IP; to construct and operate a laboratory and treatment facility in the Caribbean.

We may in the future seek to expand our business relationship with, and/or acquire PCS and/or Regenerative BioTherapy Corp. Management cannot assure you that any such business relationship or acquisition, if consummated, would be on terms favorable to us.

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

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of September 30, 2016, there were 37,121,709 shares of Common Stock (excluding 14,183,215shares issuable upon exercise of all issued and outstanding stock options and warrants, and 6,909,237 shares issuable on the conversion of all outstanding Convertible Notes, and no shares of preferred stock were issued and outstanding. Our board of directors has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the board of directors may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

Our Common Stock is currently traded on the OTCIQ and is subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock. If our Common Stock remains subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our Common Stock currently trades on the OTCIQ. The OTCIQ may be viewed by investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our Common Stock.

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

Our Common Stock is currently traded on the OTCIQ, and there have been and may continue to be periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable or other events that cause stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of Common Stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline. Sales of a substantial number of shares of our Common Stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

The Company may not have complied with various state securities laws in connection with prior issuances/sales of its securities.

Since April 2011, the date of the closing of the Asset Purchase, through September 30, 2016, the Company sold approximately $3,990,877 gross amount of its equity and debt securities. In connection with such sales, the Company may have violated various state securities laws. If the Company was determined by a court, FINRA or regulatory body with the required jurisdiction to have violated such laws, any such violation could result in the Company being required to offer rescission rights to each such prior purchase from the Company to rescind such purchases and pay to the prior purchaser an amount of funds equal to the purchase price paid by such prior investors plus interest from the date of any such purchase. No assurances can be given the Company will, if it is required to offer such purchasers rescission right, have sufficient funds to pay the prior purchasers the amount required. In addition, if the Company violated one or more securities laws of a state in connection with prior offers and/or sales of its securities, each such state could bring an enforcement, regulatory and/or other legal action against the Company which, among other things, could result in the Company having to pay substantial fines, not being able to sell securities in such states in the future and/or having a determination made by any such states against the Company that the Company failed to comply with such states’ securities laws, which could result in the Company, among other untoward effects including those set forth above, not being able to have its Common Stock be eligible for continued quotation on the OTCIQ and/or other trading markets and/or mediums that the Common Stock is then trading and/or eligible for quotation on and/or in the future seeks to be quoted or traded on.

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

As of September 30, 2016, we had 14,183,215shares of Common Stock issuable upon exercise of all outstanding stock options and warrants, and, 6,909,237 shares issuable on the conversion of outstanding Convertible Notes. If and when these securities are exercised or converted into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares into the public market, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We currently rent office space at 1 Meridian Road, Eatontown, NJ 07724 for our corporate offices, and we rent laboratory space in Monmouth Junction, New Jersey.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock was listed on the OTCIQ under the symbol “RAPP” on November 12, 2010. In June 2011, we changed our name to American CryoStem Corporation and since June 15, 2011, our common stock has traded under the stock symbol “CRYO” on the OTCIQ. The following table shows the reported high and low closing prices per share for our common stock for each quarterly period as noted. The over-the-counter market quotations set forth for our common stock reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter ended	High	Low
December 31, 2015	$0.30	$0.17
March 31, 2016	$0.35	$0.17
June 30, 2016	$0.349	$0.19
September 30, 2016	$0.30	$0.18

(b) Holders of Common Equity

As of September 30, 2015, there were approximately 148 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

During fiscal year 2015, officers of the Company exercised 1,460,000 options at $0.01 per share and received 1,460,000 shares.

During fiscal year 2015 debenture holders converted $17,500 of convertible notes into 54,286 shares of common stock.

During fiscal year 2016, the Company issued 687,500 shares of common stock and received proceeds of $137,501.

During fiscal year 2016, a holder of a $7,000 convertible note exercised and received 20,000 shares.

During fiscal year 2016, option holders exercised their options and received 709,500 shares of common stock. The Company received proceeds of $55,476 upon exercise.

During fiscal year 2016, the Company issued 425,000 shares of common stock to consultants for services rendered valued at $95,750.

During fiscal year 2016, the Company issued 50,000 shares of common stock for a security deposit on its new lab location in Monmouth Junction, New Jersey. The value of the deposit is $10,450.

During fiscal year 2016, the Company issued 557,591 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid is $168,763.

(e) Securities Authorized For Issuance Under Equity Compensation Plans

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

During fiscal year 2016, the Company issued 3,050,000 options to employees and other professionals. As a result, the Company recorded labor expense of $603,364, in its statement of operations.

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

Overview

American CryoStem Corporation, which we refer to as “we,” “us,” “our” and “our Company,” is a developer, marketer and global licensor of patented adipose tissue-based cellular technologies and related proprietary services with a focus on clinical processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose-derived regenerative cells (ADRCs). We maintain a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Through our ACS Laboratories division, we operate an FDA registered, compliant human tissue processing, cryopreservation, and cell culture and differentiation media development facility in Monmouth Junction, New Jersey.

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

Through our ACS Laboratories division, our Company operates its FDA registered, human tissue processing, cryopreservation and cell culture and differentiation media development facility in Monmouth Junction, New Jersey. On a mission to fulfill the pressing need to set a global gold standard for end-to-end clinical collection, processing, tracking and storage, American CryoStem has spent nearly six years designing and constructing the necessary clinical framework capable of replicating its protocols in markets around the world.

The Company has maintained approvals from the Institutional Review Board (IRB) of the International Cell Surgical Society since 2013 for the Company’s processing protocols for isolating Stromal Vascular Fraction (SVF) or ADSCs from a patient’s adipose tissue; and for culturing mesenchymal stem cells from adipose tissue. These protocols provide validated testing methods necessary to move the clinical investigative process towards uniform disease treatments’ and provide the collection of processing and outcome data required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies, including potency (cell count), contamination testing and cell viability. The Company obtained approval for these IRBs with the Institute of Regenerative Cellular Medicine (IRCM) in 2014, 2015 and renewed the IRB with the IRCM in 2016.

American CryoStem continues to focus on expanding and securing additional licensing arrangements with qualified partners around the world to institute and operate its turnkey clinical laboratories that are properly equipped for processing and storing adipose tissue and ADSCs for use in Regenerative and Personalized Medicine applications.

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

In order to move our Company through its next critical growth phase of development and commercialization and to ensure we are in position to support our research collaborations and market penetration strategies, Management continues to seek new investment into the Company from existing and new investors with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from both the retail and institutional investing communities, while limiting dilution to our current shareholders. Management also focuses its efforts on increasing sales and licensing revenue and reducing expenses.

Management intends to continue its focus on increasing revenue and reducing costs in Fiscal 2017. As a result of these efforts by Management in Fiscal 2016, The Company’s Total Revenue increased to $593,938 in Fiscal 2016 versus $338,910 in Fiscal 2015, an increase of 75%, and Accounts Receivable increased to $65,335 in Fiscal 2016 from $56,513 in Fiscal 2015, an increase of 15% during the same period. Contributing to the Total Revenue increase for Fiscal 2016, International Revenue increased to $199,011 in Fiscal 2016 from $167,287 in Fiscal 2015 an increase of 19%, and Tissue Storage and Processing increased to $394,927 in Fiscal 2016 from $101,398, an increase of 289%. As a result of ongoing cost control efforts by Management, short term liabilities decreased to $1,280,430 in Fiscal 2016 from $1,996,644 in Fiscal 2015 which includes the restructuring of certain notes held by our shareholders. Cost of Sales increased to $294,006 in Fiscal 2016 from $96,894 in Fiscal 2015 related to the increase in. Cost of Sales as a percentage of Tissue Storage, Processing and product sales was reduced from 63% to 58%. The Company also saw an increase in professional fees (principally legal and accounting) to $169,207 in Fiscal 2016 from $73,405 in Fiscal 2015. Research and Development decreased from $282,519 to $114,543 attributed to; the completion of certain research projects, an increase in legal expenses for the prosecution of our international patent portfolio, and optimization and scale up work associated with the licensing of our patented cell culture media, ACSelerate Max, to PeproTech in 2015.

Going Concern

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2015, the Company had a cash balance of $37,251 and accounts receivable of $65,335. Our sources of funds in 2016 were, tissue processing and storage fees, international product sales and licensing fees, and sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required. In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

There was no significant impact on the Company’s operations as a result of inflation for the fiscal year ended September 30, 2016.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During Fiscal 2016, we were notified that Donahue and Associates had ceased performing audits on public companies and would no longer be able to perform our Annual Audit. Upon receipt of the notification, we engaged Leigh J. Kremer, 95 Locust Avenue, Red Bank, NJ 0770.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of September 30, 2016, based on these criteria.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2015:

			Officer and/or
Name	Age	Position	Director Since

John Arnone	59	Chairman and Chief Executive Officer	2011

Anthony F. Dudzinski	54	Chief Operating Officer and Director	2011

John DiFolco	32	Executive Vice President and Director of Marketing	2013

John Arnone – Chairman and Chief Executive Officer

Mr. Arnone has been the Chairman of American CryoStem since 2008 and Chief Executive Officer since 2011. Mr. Arnone is also Chairman and CEO of Personal Cell Sciences, Inc., a private Company that markets the U-Autologous line of skin care products. Prior to his involvement in the life sciences/biotechnology industries, he spent 25 years in the investment banking/financial services industry as an investment banker and a proactive investor. Over a 25 year period and holding six NASD licenses, Mr. Arnone founded, managed and operated two general securities broker-dealers based in New York specializing in strategic planning, corporate structure, financial planning and new business development. Over the years, he has provided advisory and business management services as a founder, officer, director and/or shareholder to both mid-level and development stage private and public companies. Mr. Arnone also co-founded and operated a global entertainment distribution corporation with 120 employees, and under his guidance the Company was voted medium wholesaler of the year in the music industry (1997, 1998 and 2000) by the National Association of Recording Merchants. Mr. Arnone holds a degree in Business Administration and a Bachelors of Art in Economics from Kean University in New Jersey.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2016, were timely.

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

Summary Compensation Table

			Accrued		Stock	Option	Total
Name and Position(s)	Year	Salary($)	Salary($)	Bonus	Awards	Awards[1]	Compensation

John S. Arnone	2016	$15,072	$120,000	N/A	N/A	$294,323	$429,395
President and CEO	2015	$19,777	$0	N/A	N/A	$113,314	$133,091

Anthony F. Dudzinski	2016	$14,972	$60,186	N/A	N/A	$294,323	$369,481
Chief Operating Officer	2015	$23,344	$0	N/A	N/A	$113,314	$136,648

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

Employment Contracts

The Company has an Employment Agreement with John Arnone, President and Chief Executive Officer of the Company, which began on October 1, 2012 and expires on October 1, 2020. The Board of Directors determines and approves the annual compensation paid to Mr. Arnone, which was set at $150,000 in base compensation for Fiscal 2016. During Fiscal 2016, Mr. Arnone was paid $15,072 The Company, however, has reserved the right in the future to pay unpaid salary in shares of restricted Common Stock.

The Company has an Employment Agreement with Anthony Dudzinski, Chief Operating Officer of the Company, which began on October 1, 2012 and expires on October 1, 2020. The Board of Directors determines and approves the annual compensation paid to Mr. Dudzinski, which was set at $150,000 in base compensation for Fiscal 2016. During Fiscal 2016, Mr. Dudzinski was paid $14,972. The Company, however, has reserved the right in the future to pay any unpaid salary in shares of restricted Common Stock.

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

	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Class [1]
Directors and Named Executive Officers [2]:

John S. Arnone [3]	28,130,000	64.48%
Anthony Dudzinski [4]	27,830,000	63.48%

All directors and named executive officers as a group (2 persons)

Other 5% or Greater Beneficial Owners
ACS Global, Inc.	21,000,000	56.57%

1Beneficial ownership is calculated based on 37,121,706 shares of Common Stock issued and outstanding as of September 30, 2016, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date hereof for each stockholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Commission. The number of shares of Common Stock beneficially owned by a person includes shares of Common Stock issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof. The shares of Common Stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The above calculations include an adjustment as required to include all vested options granted to John Arnone and Anthony Dudzinski.

2Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 1 Meridian Road, Eatontown, NJ 07724.

3Mr. Arnone presently owns 14,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 35.8% percent of the ACS Global Common Stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares. Mr. Arnone also holds, 880,000 shares of the Company’s common shares and 4,000,000 options to purchase the Company’s Common Stock of which 1,000,000 expire on September 28, 2018 and 1,000,000 expire on September 24, 2019 and 1,000,000 which expire on September 20, 2020, and 1,000,000 expire on September 20, 2021.

4Mr. Dudzinski presently owns 2,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 19.16% percent of the ACS Global Common Stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares. Mr. Dudzinski also holds 580,000 shares of the Company’s Common Stock and 4,000,000 options to purchase the Company’s Common Stock of which 580,000 expire September 4, 2017, 1,000,000 expire on September 28, 2018, 1,000,000 expire on September 24, 2019, and 1,000,000 which expire on September 20, 2020, and 1,000,000 expire on September 20, 2021.

Description of Securities

We are authorized to issue 300,000,000 shares of Common Stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of January 10, 2017, there were 37,121,709 shares of Common Stock and no shares of preferred stock issued and outstanding.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards to our named executive officers during fiscal 2014:

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date
John S. Arnone	1,000,000	0	1,000,000	$0.20	9/24/2018
	1,000,000	0	1,000,000	$0.25	9/28/2019
	750,000	250,000	1,000,000	$0.20	9/20/2020
	500,000	500,000	1,000,000	$0.30	9/20/2021
Anthony Dudzinski	1,000,000	0	1,000,000	$0.20	9/24/2018
	1,000,000	0	1,000,000	$0.25	9/28/2019
	750,000	250,000	1,000,000	$0.20	9/20/2020
	500,000	500,000	1,000,000	$0.30	9/20/2021

Option Plans

On September 18, 2011 our Board of Directors approved the “American CryoStem Corporation Incentive Stock Option Plan” (the “2011 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 3,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). The Company issued 2,910,000 of the Options available under the 2011 Plan in Fiscal 2012. To date 1,510,000 options from the 2011 Plan have been exercised, 400,000 have expired, and a total of 840,000 remain outstanding at an average weighted exercise price of $0.14.

On May 1, 2013 our Board of Directors approved the 2013 American CryoStem Corporation Incentive Stock Option Plan (the “2013 Plan”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 5,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2013 the Company granted a total of 3,740,000 at a weighted average price of $0.18 to certain employees, advisory board members and consultants. To date no Options issued under the plan have been exercised, 340,000 have expired, and 3,400,000 remain outstanding.

On September 21, 2014 our Board of Directors approved the 2014 American CryoStem Corporation Incentive Stock Option Plan (the “2013 Plan”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2014 the Company granted a total of 3,516,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have expired or been exercised.

On September 20, 2015 our Board of Directors approved the 2014 American CryoStem Corporation Incentive Stock Option Plan (the “2013 Plan”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2015 the Company granted a total of 3,250,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have expired or been exercised.

On September 20, 2016 our Board of Directors approved the 2016 American CryoStem Corporation Incentive Stock Option Plan (the “2016 Plan”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2016 the Company granted a total of 3,050,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have expired or been exercised.

Our current Board of Directors serves as the Committee. The Plan further provides for the Committee to set the terms of any Options granted at the time of the grant and terminates ten years for its effective date and is subject to final shareholder approval.

On September 18, 2011, our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The plan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2016.

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

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Leigh J Kremer, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended September 30, 2016 were $13,000 and $10,000 billed by Donahue & Associates for the fiscal year ended September 2015.

Audit-Related Fees

There were no other fees billed by Leigh J Kremer, CPA for professional services rendered, other than as stated under the captions Audit Fees.

Tax Fees

There were no other fees billed Leigh J Kremer, CPA for professional services rendered, other than as stated under the captions Audit Fees.

All Other Fees

There were no other fees billed by Leigh J Kremer, CPA for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

AMERICAN CRYOSTEM CORPORATION

Dated: January 13, 2017	By:	/s/ John S. Arnone
John S. Arnone President, CEO and Chairman of the Board

Dated: January 13, 2017	By:	/s/ Anthony F. Dudzinski
Anthony F. Dudzinski COO, Treasurer, Secretary and Director
43

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

F-1

Report of Independent Registered Public Accounting Firm

The Shareholders,

American CryoStem Corporation

We have audited the accompanying balance sheets of American CryoStem Corporation as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for fiscal year ending September 30, 2015 were audited by another audit whose audit report is included herein.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American CryoStem Corporation as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended September 30, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

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

Leigh J. Kremer, CPA

Red Bank, New Jersey

January 9, 2017

F-2

American CryoStem Corporation

Balance Sheets

As of September 30, 2016 and 2015

ASSETS	30-Sep-16	30-Sep-15

Current assets:
Cash	$37,251	$9,059
Accounts receivable	65,335	56,513
Inventory	24,698	7,750
Total current assets	127,284	73,322

Other assets:
Other receivable- related party	10,880	2,250
Investment in joint venture	1,000	1,000
Security deposit	13,540	5,950
Patent- net of accumulated amortization	256,516	239,807
Fixed assets- net of accumulated depreciation	182,701	211,314

Total assets	$591,921	$533,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$831,577	$807,213
Bridge notes payable	226,500	576,000
Convertible notes payable	186,400	557,000
Deferred revenues	28,514	56,431
Total current liabilities	$1,272,991	$1,996,644

Convertible notes payable	1,148,500	50,000
Payable to related party	117,184	118,347

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 34,705,451 shares at September 30, 2015 and 37,121,709 at September 30, 2016	$37,122	$34,707
Additional paid in capital	9,440,282	7,876,967
Accumulated deficit	(11,424,158)	(9,543,022)
Total shareholders’ deficit	(1,946,754)	(1,631,348)

Total Liabilities & Shareholders’ Deficit	$591,921	$533,643

See the notes to the financial statements.
F-3

American CryoStem Corporation

Statements of Operations

For the Years Ended September 30, 2016 and 2015

	30-Sep-16	30-Sep-15

Tissue storage & processing	$394,927	$101,398
Product sales	114,986	53,155
Royalties	84,025	144,432
Total revenues	$593,938	$298,985
Less cost of revenues	(294,006)	(96,894)

Gross margin	$299,932	$202,091

General and administrative expenses:
Professional fees	$169,207	$73,405
Research & development	114,543	282,519
Salary expense- options grants	603,364	399,432
Administration	707,152	641,304
Total general & administrative expenses	1,594,266	1,396,660

Net loss from operations	($1,294,334)	($1,194,569)

Other income (expenses):
Other income	17,223	39,925
Interest expense- beneficial conversion feature (debentures)	(497,426)	(142,983)
Interest expense	(106,599)	(81,853)

Net loss before provision for income taxes	($1,881,136)	($1,379,480)

Provision for income taxes	0	0

Net loss	($1,881,136)	($1,379,480)

Basic & fully diluted net loss per common share:
Net loss	($0.05)	($0.04)

Weighted average of common shares outstanding:
Basic & fully diluted	35,879,124	33,044,333

See the notes to the financial statements.
F-4

American CryoStem Corporation

Statements of Cash Flows

For the Years Ended September 30, 2016 and 2015

	30-Sep-16	30-Sep-15

Operating Activities:
Net loss	($1,881,136)	($1,379,480)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad debt expense	88,806	16,215
Administration	0	12,500
Salary expense- options grants	603,364	583,025
Interest expense- beneficial conversion feature (debentures)	497,426	144,324
Professional fees	95,750	35,407
Depreciation & amortization expense	39,395	40,864
Changes in other operating assets and liabilities:
Accounts receivable	(97,628)	(66,654)
Deferred charge	(16,948)	46,500
Other receivable- related party	(8,630)	(1,700)
Deferred revenue	(27,917)	38,663
Accounts payable and accrued expenses	183,127	109,108
Net cash used by operations	($524,391)	($421,228)

Investing activities:
Patents development	($18,703)	($41,036)
Security deposit	2,860	(150)
Purchase of lab equipment	(8,788)	0
Net cash used by investing activities	(24,631)	(41,186)

Financing activities:
Issuance of common shares	$199,977	$55,000
Issuance of convertible notes	378,400	422,500
Payment of capital lease	0	(10,898)
Payable to related party	(1,163)	(16,600)
Net cash provided by financing activities	577,214	450,002

Net increase (decrease) in cash	$28,192	($12,412)

Cash balance at beginning of the fiscal year	9,059	21,471

Cash balance at end of the fiscal year	$37,251	$9,059

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$319
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.
F-5

American CryoStem Corporation

Statements of Changes in Shareholders’ Equity

For the Years Ended September 30, 2016 and 2015

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2014	32,890,864	$32,892	$7,010,026	($8,163,542)	($1,120,624)

Exercises of convertible notes	54,286	54	17,446		17,500
Options exercised	1,460,000	1,460	217,540		219,000
Shares issued to pay bridge note	70,000	70	20,930		21,000
Shares issued to pay interest on debt	4,542	5	1,336		1,341
Issuance of common shares	175,759	176	54,824		55,000
Shares donated to charity	50,000	50	12,450		12,500
Issuance of options			399,432		399,432
Issuance of convertible notes			142,983		142,983
Net loss				(1,379,480)	(1,379,480)

Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	($9,543,022)	($1,631,348)

Issuance of common shares	687,500	688	136,813		137,501
Exercises of convertible notes	20,000	20	6,980		7,000
Cancelled shares	(33,333)	(36)	(9,964)		(10,000)
Options exercised	709,500	710	54,766		55,476
Shares issued for services	425,000	425	95,325		95,750
Shares issued for security deposit	50,000	50	10,400		10,450
Shares issued to pay interest on debt	557,591	558	168,205		168,763
Issuance of options			603,364		603,364
Issuance of convertible notes			497,426		497,426
Net loss				(1,881,136)	(1,881,136)

Balance at September 30, 2016	37,121,709	$37,122	$9,440,282	($11,424,158)	($1,946,754)

See the notes to the financial statements.
F-6

American CryoStem Corporation

Notes to the Financial Statements

For the Years Ended September 30, 2016 and 2015

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

Inventory- Inventory is valued at lower of cost or market using the last in, first out method. Inventory consists of the disposables and materials to produce production kits for the processing of adipose tissue and cellular samples, the manufacture of our medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory is composed as follows at September 30, 2016 and September 30, 2015.

	2016	2015

Raw materials	$4,325	$1,247
Finished goods	20,373	6,503

Total	$24,698	$7,750

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2016 and September 30, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2012 to 2015 are subject to IRS audit.

Recently Issued Accounting Pronouncements- There is no recently issued accounting pronouncements that have a material impact on the Company’s financial statements.

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

The Company plans to continue to fund its operations through capital fundraising activities through the sale of its debt and equity securities in fiscal 2017 until it generates sufficient revenue to support its operations.

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

Net loss per share is computed as follows:

	30-Sep-16	30-Sep-15

Net loss	($1,881,136)	($1,379,480)

Weighted average shares outstanding	35,879,124	33,044,333

Basic & fully diluted net loss per common share:
Net gain (loss)	($0.05)	($0.04)
F-9

Note 4. Fixed Assets

The fixed assets owned by the Company are comprised as follows.

	30-Sep-16	30-Sep-15

Office equipment	$26,637	$26,637
Lab furniture	642	642
Office furniture	999	999
Lab equipment	261,365	254,054
Lab software	123,000	123,000
Accumulated depreciation	(229,942)	(194,018)

Fixed assets- net	$182,701	$211,314

Lab equipment includes $88,000 of leased equipment. Depreciation expense on this leased asset for 2016 and 2015 was $12,606 and $12,521, respectively.

Note 5. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The following is a description of the Company’s patent assets.

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications. The Company filed and maintains a continuation (U.S. Serial No. 13/194,900) and additional claims were granted on October 19, 2016. The Company filed an additional continuation on November 7, 2016 as part of our overall patent strategy and to cover expanded modifications of the original patent grant.

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

Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells US Serial No. 14,250,338 filed in 2014 with a priority date of April 11, 2013

Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, International PCT filing PCT/US/68350 filed December 31, 2015 with a priority date of December 31, 2014

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016

Note 6. Debt

The following table describes the Company’s debt outstanding at September 30, 2016.

Debt	Carrying Value	Fair Value	Maturity	Rate

Bridge notes	$226,500	$232,980	Demand	8.00%	In default

Convertible notes 35 cents	$133,900	$137,731	Demand	8.00%	In default

Convertible notes 30 cents	$52,500	$54,002	Demand	8.00%

Convertible notes 20 cents	$783,000	$805,401	Fiscal 2018	8.00%

Convertible notes 15 cents	$365,500	$375,957	Fiscal 2018	8.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.35 with the amount of shares exercisable based on the face value of the convertible note. The holders of the bridge notes were granted an option to purchase the shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report 26,500 of these options remain outstanding.

During fiscal year 2016, some of holders of the convertible notes and bridge notes in default, swapped their defaulted notes for convertible notes due in fiscal year 2018.

Note 7. Administration Expense

A detail of administrative expenses in the statements of operations is as follows.

	30-Sep-16	30-Sep-15

Advertising & promotion	$70,164	$57,383
Automobile	2,333	2,505
Bad debt expense	88,806	16,215
Bank fees	1,406	824
Business meetings	6,776	7,054
Consulting	81,544	85,960
Depreciation & amortization	39,395	40,863
Dues & subscriptions	916	675
Insurance	5,116	2,290
Travel & meals	22,683	45,660
Administration	55,625	45,216
Labor & salaries	278,600	274,541
Rent	31,800	31,800
Postage	4,633	14,890
Telecommunications	11,456	10,344
Web site maintenance	5,899	5,084

Total	$707,152	$641,304

Note 8. Common Stock Issuances

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

During fiscal year 2016, the Company issued 687,500 shares of common stock and received proceeds of $137,501.

During fiscal year 2016, a holder of a $7,000 convertible note exercised and received 20,000 shares.

During fiscal year 2016, option holders exercised their options and received 709,500 shares of common stock. The Company received proceeds of $55,476 upon exercise.

During fiscal year 2016, the Company issued 425,000 shares of common stock to consultants for services rendered valued at $95,750.

During fiscal year 2016, the Company issued 50,000 shares of common stock for a security deposit on its new lab location in Princeton, New Jersey. The value of the deposit is $10,450.

During fiscal year 2016, the Company issued 557,591 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid is $168,763.

Note 9. Option Issuances

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The Company uses the Black-Sholes option pricing model to measure the fair values of its option grants. For purposes of determining the option values at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model using the parameters of the volatility of the Company’s share prices and the risk free interest rate

The Company normally issues options to its key personnel at the end of each fiscal year. Using the Black-Sholes valuation method, the Company recorded salaries expense of $603,364 and $399,432 in fiscal years 2016 and 2015, respectively.

The following is a summary of common stock options outstanding at September 30, 2016:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2014	10,906,000	$0.21	3.74

Issues	3,525,000
Exercises	(1,460,000)
Expired	(300,000)

Outstanding at September 30, 2015	12,671,000	$0.21	3.41

Issues	3,050,000
Exercises	(709,500)
Expired	(340,000)

Outstanding at September 30, 2016	14,671,500	$0.22	3.17
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

The Company has no investments at September 30, 2016 and September 30, 2015 that would qualify for the above hierarchy.

Note 11. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows.

2017	$39,072
2018	39,072
2017	13,024

Net minimum lease payments	$91,168

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of September 30, 2016.

Note 12. Concentrations of Credit

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer. A withdrawal of the efforts of these individuals would have a material adverse affect on the Company’s ability to continue as a going concern.

The Company received approximately 60% of its revenues in fiscal year 2016 from two clients; Cells on Ice, a network of physicians through which we market our services under the Cells on Ice brand, and CellSource, our licensee located in Tokyo Japan.

Note 13. Joint Venture

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture will be responsible for its own funding. Autogenesis has no material business operations as of September 30, 2016

Note 14. Related Party Transactions

At September 30, 2016, the Company has an advance receivable from Autogenesis, discussed in Note 13, for $10,880. The advance receivable has no interest rate, is unsecured, and due on demand.

At September 30, 2016, the company was indebted to a Company that is majority owned by the Company’s two chief executive officers for $117,184. The advances are due on demand, are unsecured, and carry no interest rate.

Note 15. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2016 through the date of this report and found no material subsequent events reportable during this period.

