Form 10-Q
period 2016-12-31
AMERICAN CRYOSTEM Corp
filed 2017-02-21
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended December 31, 2016

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

Yes ☐ No ☒

As of February 13, 2017, there were 37,682,066 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

	December 31, 2016	September 30, 2016
ASSETS

Current assets:
Cash	$34,247	$37,251
Accounts receivable	99,085	65,335
Inventory	24,696	24,698
Total current assets	158,028	127,284

Property and Equipment (Net of Accumulated Depreciation)	173,501	182,701

Other assets	289,510	281,936

Total assets	$621,039	$591,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$839,500	$831,577
Bridge notes payable	226,500	226,500
Convertible notes payable	186,400	186,400
Deferred revenues	23,641	28,514
Total current liabilities	1,276,041	1,272,991

Long-Term Liabilities:
Convertible notes payable	1,148,500	1,148,500
Payable to shareholder	114,357	117,184
Deferred Revenue	1,639	—
Total Long-Term Liabilities	1,264,496	1,265,684

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 37,121,709 shares at September 30, 2016 and 37,657,513 at December 31, 2016	37,658	37,122
Additional paid in capital	9,561,753	9,440,282
Accumulated deficit	(11,518,909)	(11,424,158)
Total shareholders’ deficit	(1,919,498)	(1,946,754)

Total Liabilities & Shareholders’ Deficit	$621,039	$591,921

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

For the Three Months Ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Revenues	$320,471	$139,114
Cost of Revenues	122,775	77,728
Gross Profit	197,696	61,386

Operating Expenses
Laboratory Expenses	41,589	22,931
Professional Fees	16,436	1,810
Administration	136,696	84,974
Consulting Fees - Stock Issued	66,000	—
Total Operating Expenses	260,721	109,715

Net loss from operations	(63,025)	(48,329)

Other income (expenses):
Interest Income	—	36
Interest expense	(31,726)	(24,186)
Net loss	$(94,751)	$(72,479)

Basic & fully diluted net loss per common share:
Net loss	$(0.0025)	$(0.0021)

Weighted average of common shares outstanding:
Basic & fully diluted	37,343,961	34,757,429

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

For the Three Months Ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Operating Activities:
Net loss	$(94,751)	$(72,479)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad Debt Expense	5,122	10,043
Interest expense	31,726	24,186
Professional Fees	66,000	—
Depreciation & Amortization	9,698	—
Changes in other operating assets and liabilities :
Accounts receivable	(38,872)	47,900
Deferred charge	—	7,750
Inventory	2	—
Other Deposit	—	(7,500)
Accounts payable and accrued expenses	(23,803)	(19,516)
Deferred revenue	(3,234)	(17,942)
Net cash used by operations	(48,112)	(27,558)

Investing activities:
Patents development	(8,072)	(6,750)
Net cash used by investing activities	(8,072)	(6,750)

Financing activities:
Payable to shareholder	(2,827)	8,600
Issuance of convertible notes	—	—
Issuance of common shares	56,007	20,500
Options exercised	—	—
Net cash provided by financing activities	53,180	29,100

Net increase (decrease) in cash	(3,004)	(5,208)

Cash balance Beginning of Period	37,251	9,059

Cash balance at End of Period	$34,247	$3,851

Supplemental disclosures of cash flow information:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

See the notes to the financial statements.

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Three Months Ended December 31, 2016 and 2015

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	$(9,543,022)	$(1,631,348)

Exercises of options	10,000	10	490		500
Issuance of common shares	100,000	100	19,900		20,000
Net loss				(72,479)	(72,479)

Balance at December 31, 2015	34,815,451	$34,817	$7,897,357	$(9,615,501)	$(1,683,327)

Balance at September 30, 2016	37,121,709	$37,122	$9,440,282	$(11,424,158)	$(1,946,754)

Issuance of common shares	91,667	92	14,908		15,000
Shares issued for services	300,000	300	65,700		66,000
Shares issued to pay interest on debt	144,137	144	40,863		41,007
Net loss				(94,751)	(94,751)

Balance at December 31, 2016	37,657,513	$37,658	$9,561,753	$(11,518,909)	$(1,919,498)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

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

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

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

Net loss per share is computed as follows:

	Dec 31, 2016	Dec 31, 2015
Net Loss	$(94,751)	$(72,479)
Weighted average shares outstanding	37,343,761	34,757,429
Basic & fully diluted net earnings (loss) per common share	$(0.0025)	$(0.0021)
8

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 4. Fixed Assets

Fixed Assets owned by the Company are comprised of the following:

	December 31, 2016	September 30, 2016
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	999	999
Lab Equipment	261,364	261,365
Lab Software	123,000	123,000
	412,642	405,332
Less: Accumulated Depreciation	(239,141)	(229,942)
Net Property and Equipment	$173,501	$182,701

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

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

Note 6. Debt

The following table describes the Company’s debt outstanding at December 31, 2016:

Debt	Carrying Value	Fair Value	Maturity	Rate

Bridge Notes	$226,500	$226,500	Demand	8.00%	In default

Convertible Notes 35 cents	$133,900	$139,500	Demand	8.00%	In default

Convertible Notes 30 cents	$52,500	$52,500	Demand	8.00%

Convertible Notes 20 cents	$783,000	$783,000	Fiscal 2018	8.00%

Convertible Notes 15 cents	$365,500	$365,500	Fiscal 2018	8.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.35 with the amount of shares exercisable based on the face value of the convertible note. The holders of the bridge notes were granted an option to purchase common shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report 26,500 of these options remain outstanding.

NOTE 7. Common Stock Issuances

During fiscal year 2016, the Company issued 687,500 shares of common stock and received proceeds of $137,501.

During fiscal year 2016, a holder of a $7,000 convertible note exercised and received 20,000 shares

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

During the three months ended December 31, 2016, the Company issued 91,667 shares of common stock and received proceeds of $15,000.

During the three months ended December 31, 2016, the Company issued 300,000 shares of common stock to consultants for services rendered valued at $66,000.

During the three months ended December 31, 2016, the Company issued 144,137 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid is $41,007.

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 8. Stock Options

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The Company uses the Black-Sholes option pricing model to measure the fair values of its option grants. For purposes of determining the option values at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model using the parameters of the volatility of the Company’s share prices and the risk free interest rate

The Company normally issues options to its key personnel at the end of each fiscal year. There were no options issued during the three months ended December 31, 2016.

		Weighted Avg	Weighted Years
	Options	Exercise Price	to Maturity
Outstanding at September 30, 2016	14,671,500	$0.22	3.17
Issues	0
Exercises	0
Expires	0
Outstanding at December 31, 2016	14,671,500	$0.22	2.92

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

The Company has no investments at December 31, 2016 and December 31, 2015 that would qualify for the above hierarchy.

Note 10. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2017	$29,304
2018	39,072
2019	13,024
Net minimum lease payments	$81,400

American CryoStem Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

Note 10. Commitments & Contingencies (continued)

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2016.

Note 11. Concentrations of Credit

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer. A withdrawal of the efforts of these individuals would have a material adverse affect on the Company’s ability to continue as a going concern.

The Company received approximately 60% of its revenues during the three months ended December 31, 2016 from two clients; Cells on Ice, a network of physicians through which we market our services under the Cells on Ice brand, and Cell Source, our licensee located in Tokyo Japan.

Note 12. Joint Venture

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture will be responsible for its own funding. Autogenesis has no material business operations as of December 31, 2016

Note 13. Related Party Transactions

At December 31, 2016, the Company has an advance receivable from Autogenesis, discussed in Note 12, for $10,880. The advance receivable has no interest rate, is unsecured, and due on demand.

At December 31, 2016, the company was indebted to a Company that is the majority owner of the Company $114,357. The advances are due on demand, are unsecured, and carry no interest rate.

At December 31, 2016, the company was indebted to a Company that is majority owned by one Company’s chief executive officers for $14,316. The advances are due on demand, are unsecured, and carry no interest rate.

At December 31, 2016, the company was indebted to a Company that is majority owned by one Company’s chief executive officers for $2.237. The advances are due on demand, are unsecured, and carry no interest rate.

Note 15. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2016 through the date of this report and found no material subsequent events reportable during this period.

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, clinical laboratory dedicated to our standardized processing, bio-banking and development of cellular tools and applications using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Our FDA registered clinical laboratory which we believe to be in compliance with FDA regulations for human tissue processing, cryo-storage and cell culture and differentiation media development is located in Monmouth Junction, New Jersey.

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

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of February 1, 2017, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (2136)stem cells (5778) dipose derived stem cells (201), mesenchymal stem cells (694), and stromal vascular fraction (69).

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company requires licensees of our tissue and cell processing technologies to purchase our consumable products including our CELLECT© collection kit and ACSelerate – CP for the collection, processing, expansion and storage of tissue/stem cells.

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

Our branded product and service offerings include:

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” clinical solution for physicians to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our ACSelerate–TR™ transport medium into all collection bags which supports the health of the tissue during transport. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology platform to be used by all licensees of our technologies. The CELLECT® service is included in our patent application U.S. Serial No. 13/702,304.

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

The Company charges standardized fees for ATGRAFT™ tissue processing and minimum annual storage fees depending on the volume of tissue processed. These processing and storage fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees upon sample retrieval, for the thawing, packaging and shipment of the stored samples to the physician or clinic for immediate use upon receipt. Additionally, physicians may request that any stored ATGRAFT™ tissue sample of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing. The Company charges fees for the reprocessing of a 25ml stored ATGRAFT™ sample and may charge additional fee’s if expansion of the newly created ATCELL™ sample is also requested.

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

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Clinically processed and characterized adipose derived regenerative cells (ADRCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and ACSelerate™ patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADRCs and differentiated cell products and processing methodology. The Company maintains multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes) , etc. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine procedures. The Company charges its customers fees to process a previously stored ATGRAFT™ sample and for newly collected client tissue samples to be processed. Customer samples submitted for processing must utilize the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs and quality control standards.

The Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample and for future culturing in the ACSelerate™ cell culture and differentiation media. Cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. ATCELL™ has shown that it is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ line of culture and differentiation mediums. The ATCELL™ products and services are incorporated into our pending patent filing US Serial No. 13/646,647.

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

The Company recently entered into a licensing and manufacturing agreement with PeproTech a life sciences company formed in 1988. PeproTech is the trusted source for the development and manufacturing of high quality cytokine products for the life-science and cell therapy markets.  Over the past 26 years the company has grown into a global enterprise with state-of-the-art manufacturing facilities in the US, and offices around the world. With over 2,000 products PeproTech has developed and refined innovative protocols to ensure quality, reliability and consistency. During 2016 the Company and PeproTech completed the optimization and scale up manufacturing studies and expect the licensed medium marketed under both PeproTech’s PeproGrow™ and the Company’s ACSelerate-Max™ brands in 2017. In January 2017 the first medium line ACSelerate Max™ was manufactured and released for sale globally through PeproTech’s global sales force under their PeproGrow™ brand and for sale by the Company under our ACSelerate-Max™ brand. Additionally, the company will fill orders for its ATCELL™ research grade adipose derived stem cells to purchasers of either the PeproGrow™ or ACSelerate Max™ branded cell culture mediums.

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

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop versions for differentiation of ATCELL™ ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799) representing the most recent results of this ongoing optimization program. On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Growth of Human Adipose Stromal Cells.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at: (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted TCCS in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. CellSource began marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue in future years. The Agreement also provided CellSource with a two year (2) opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company in Japan.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate – Max cell growth medium. During 2016 the Company and PeproTech completed the optimization and scale up manufacturing studies and expect the licensed medium marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate- Max brands in early 2017. PeproTech will leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. We expect that the media will be initially released in the first quarter of 2017.

In January 2017 the first medium line ACSelerate Max™ was manufactured and released for sale globally through PeproTech’s global sales force under their PeproGrow™ brand and for sale by the Company under our ACSelerate-Max™ brand. Additionally the company will fulfill orders for its ATCELL™ research grade adipose derived stem cells to purchasers of either the PeproGrow™ or ACSelerate Max™ branded cell culture mediums.

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

Cells on Ice:

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Standard Operating Procedures (SOPs), processing protocols and patented products into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. COI has initiated several IRB approved studies including a recently completed transportation study approved in August of 2016 to measure the survivability of cell samples shipped in a newly developed return transport medium, animal studies for traumatic brain injury approved in September of 2016, and the safety of intravenously delivered autologous ATCELL™ products approved in October of 2016. This initial work will become the basis for a series of regulatory filings with the FDA in 2017.

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

To date the Company has a Material Transfer Agreement with the University of Miami, University of Washington, UHV Technologies, and STEMCell Technologies and has provided both ATCELL™ and ACSelerate™ products to these entities under Agreement. No assurance can be given that these relationships will progress to full collaborative agreements or ultimately result in new technology for future commercialization. As of December 31, 2016 these relationships have yet to result in a commercial product.

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

Institutional Review Board Approval of Protocols

In an effort to make it easier for other physicians and researchers to study the safety of SVF and ADSCs, in 2014 we obtained an institutional review board (IRB) to review our protocols for the processing of SVF and culturing of mesenchymal stem cells from autologous adipose tissue. The protocols provide appropriate processing, storage and testing methods necessary to move the clinical investigative process towards uniform treatments. The collection of processing and outcome data under IRB review from is required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies, including potency (cell count), contamination testing and cell viability. The objective of the IRB review was to assess these protocols to ensure the highest patient safety possible and to minimize the risks for those participating in innovative research and investigational studies.

The Company is currently making its processing services available to physicians and clinical researchers utilizing the Company’s protocols for inclusion in their continuing studies. By adopting these standardized and repeatable protocols utilizing our laboratory services, researchers are able to focus their resources on application development rather than creating, validating and managing a clinical laboratory for processing tissue and cellular samples.

In 2014, the Company became the Sponsor of an IRB study with The DaVinci Center, Dr. Louis Cona, Principal Investigator, in George Town, Grand Cayman Island entitled Impact and Safety of Cultured Expanded Autologous, Adipose-Derived Stem Cells deployed via Intravenous Injection for the Treatment of Multiple Sclerosis Protocol: CRYO-MS-ADSC-006. On July 23, 2014 the study was approved for 100 patients. The study filing can be found on www.clinicaltrials.gov, (ClinicalTrials.gov Identifier NCT02326935). The Company renewed the IRB studies with The Institute of Regenerative Cellular Medicine in 2015 and 2016 for another one year period. The Company is continuing to recruit patients for inclusion in this study.

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

The Company’s Monmouth Junction, NJ laboratory facility is registered with the FDA (FEI 3008307548) as a processing and storage facility for Human Cells, Tissues and Cellular and Tissue Based Products (HCT/Ps) since 2010. In 2013, we registered the facility with the State of New York (CP169TP136) and the State of California (CNC80948) the only states in the U.S. requiring registration. These state registrations required the submission of our operating procedures for review by the respective State Health Departments, and annual updates to maintain the registrations are required. In addition, we have discussed our operations with the State of New Jersey Health Department and Department of Environmental Protection (DEP) to ascertain any special regulations to which we may be subject. Based upon these discussions, and our use of a registered medical waste disposal company, we do not at this time have any special registrations or regulations for compliance with the State of New Jersey.

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

Trademarks

In addition to patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem®, CELLECT® and ATGRAFT™. We utilize additional trademarks for our products, slogans and themes to be used in our marketing initiatives including, for example, ACSelerate – MAX SFM™ ACSelerate-SFM™, ACSelerate- LSM™ and ATCELL™.

The Company has also secured a number of online domain names relevant to its business, including www.americancryostem.com, www.acslaboratories.com and ATGRAFT.com.

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, and research/commercial uses of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs, are closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. In 2017, we intend to continue to employ both print advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

We plan to continue direct marketing programs focused on reaching plastic and cosmetic surgeons to join the initial group of providers that began to offer our services to their patients in 2015. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

According to MarketsandMarkets, “the global cell culture market was valued at an estimated $14,772 million in 2013. This market is expected to grow at a CAGR of 10.71% between 2013 and 2018, to reach $24,574 million in 2018. The cell culture media, sera, and reagents market consists of six segments, namely, contamination detection kits, cryoprotective agents, lab reagents, media, serum, and other reagents. Of these, the serum product segment had the largest share of the cell culture media, sera, and reagents market in 2013, whereas the media product segment is expected to grow at the highest CAGR between 2013 and 2018.”

1 http://www.trimarkpublications.com/regenerative-medicine-markets/

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

Cells on Ice

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its Standard Operating Procedures (SOPs), processing protocols and products into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

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

2 http://www.researchandmarkets.com/research/mbmvbh/global

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

CellSource, LTD. – Tokyo, Japan

On June 2, 2015 the Company and Cell Source Ltd entered into an Agreement for licensing the ATGRAFT™ technology to Cell Source Ltd. for Japan. The Agreement calls for Cell Source Ltd to purchase consumables from us including the CELLECT® collection boxes and ACSelerate™ Cryopreservation Medium. The agreement also provides Cell Source with a twenty four month limited Right of First Refusal for licensing additional technologies from the Company for the Japanese market. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products as well as more number of commercialized products. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020.

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

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey at 7 Deer Park Rd, Monmouth Junction, NJ. 08852. Our laboratory website address is www.acslaboratories.com.

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

Liquidity and Capital Resources

We had a cash balance of $34,247 as of the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $16,436 during the three months ended December 31, 2016 in professional fees (legal, accounting and consultants) and $41,589 in Laboratory expenses

Commitments

The Company leases approximately 1,628 square feet of laboratory facilities at 7 Deer Park Drive in Monmouth Junction, New Jersey. The term of the lease is from February 1, 2016 to January 31, 2019. The monthly rent and operating expenses are $5,225.

The Company’s main office facility is located at 1 Meridian Road, Eatontown, New Jersey 07724. The lease expired during fiscal 2015 and is currently on a month to month basis with monthly rent of $2,650. The total rent for office facilities for the three months ended December 31, 2016 was $7,950.

The Company has unsecured liabilities without interest of $117,184 due to ACS Global, the majority shareholder of the Company, for certain prepaid expenses made by ACS Global prior to the closing of the transaction. There is no due date associated with this liability.

Related Party Transactions

At December 31, 2016, the Company has an advance receivable from Autogenesis, discussed in Note 12, for $10,880. The advance receivable has no interest rate, is unsecured, and due on demand.

At December 31, 2016, the company was indebted to a Corporation that is the majority owner of the Company $117,184. The advances are due on demand, are unsecured, and carry no interest rate.

At December 31, 2016, the company was indebted to Company that is majority owned by the Company’s chief executive officer for $14,316. The advances are due on demand, are unsecured, and carry no interest rate.

At December 31, 2016, the company was indebted to a Corporation that is majority owned by one Company’s chief executive officers for $2.237. The advances are due on demand, are unsecured, and carry no interest rate.

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

During fiscal year 2016, a holder of a $7,000 convertible note exercised and received 20,000 shares

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

During the three months ended December 31, 2016, the Company issued 91,667 shares of common stock and received proceeds of $15,000.

During the three months ended December 31, 2016, the Company issued 300,000 shares of common stock to consultants for services rendered valued at $66,000.

During the three months ended December 31, 2016, the Company issued 152,023 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid is $43,269.

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

AMERICAN CRYOSTEM CORPORATION

February 21, 2017	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 21, 2017	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
35