Form 10-Q
period 2017-03-31
AMERICAN CRYOSTEM Corp
filed 2017-05-22
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of May 19, 2017, there were 37,992,726 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

March 31, 2017 and September 30, 2016

	March 31, 2017	September 30, 2016
ASSETS

Current assets:
Cash	$101,542	$37,251
Accounts receivable	134,171	65,335
Inventory	27,144	24,698
Prepaid Insurance	2,801	—
Total current assets	265,658	127,284

Property and Equipment (Net of Accumulated Depreciation)	171,449	182,701

Other assets	307,173	281,936

Total assets	$744,280	$591,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$901,602	$831,577
Bridge notes payable	226,500	226,500
Convertible notes payable	1,334,500	186,400
Deferred revenues	22,903	28,514
Total current liabilities	2,485,505	1,272,991

Long-Term Liabilities:
Convertible notes payable	—	1,148,500
Payable to shareholder	109,980	117,184
Deferred Revenue	1,514	—
Total Long-Term Liabilities	111,494	1,265,684

Shareholders’ equity:
Common stock- $.001 par value, 300,000,000 shares authorized, issued and outstanding, 37,121,709 shares at September 30, 2016 and 37,995,091 at March 31, 2017	37,995	37,122
Additional paid in capital	9,641,034	9,440,282
Accumulated deficit	(11,531,748)	(11,424,158)
Total shareholders’ deficit	(1,852,719)	(1,946,754)

Total Liabilities & Shareholders’ Deficit	$744,280	$591,921

See the notes to the financial statements.
3

American CryoStem Corporation

Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

and the Six Months Ended March 31, 2017 and 2016

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$429,671	$140,440	$750,142	$279,554
Cost of Revenues	149,916	69,805	273,221	148,421

Gross Profit	279,755	70,635	476,921	131,133

Operating Expenses
Laboratory Expenses	59,888	44,981	101,477	67,912
Professional Fees	27,667	28,813	44,104	30,623
Administration	163,616	147,768	300,311	232,942
Consulting Fees - Stock Issued	—	15,750	66,000	15,750

Total Operating Expenses	251,171	237,312	511,892	347,227

Net loss from operations	28,584	(166,677)	(34,971)	(216,094)

Other income (expenses):	(40,891)	27,477	(72,617)	3,327

Net loss	$(12,307)	$(139,200)	$(107,588)	$(212,767)

Basic & fully diluted net loss per common share:
Net loss	$(0.0003)	$(0.0039)	$(0.0029)	$(0.0061)

Weighted average of common shares outstanding:
Basic & fully diluted	37,857,967	35,351,888	37,598,437	35,051,711

See the notes to the financial statements.
4

American CryoStem Corporation

Statements of Cash Flows

For the Six Months Ended March 31, 2017 and 2016

	2017	2016
Operating Activities:
Net loss	$(107,588)	$(212,767)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad Debt Expense	12,620	—
Interest expense	72,617	50,521
Professional Fees	66,000	—
Depreciation & Amortization	20,567	19,816
Changes in other operating assets and liabilities:
Accounts receivable	(81,456)	51,110
Deferred Contract Expense	—	7,750
Inventory	(2,446)	—
Prepaid Insurance	(2,801)
Other Deposits	—	(7,502)
Security Deposits		(7,150)
Accounts payable and accrued expenses	(2,593)	(173,152)
Deferred revenue	(4,098)	(32,524)
Net cash used by operations	(29,178)	(303,898)

Investing activities:
Purchase of Equipment	(8,318)	(1,131)
Investment in Other Assets	(26,234)	(3,190)
Net cash used by investing activities	(34,552)	(4,321)

Financing activities:
Convertible notes	(400)	120,659
Payable to shareholder	(7,204)	8,600
Issuance of common stock	135,625	190,363
Options exercised	—	—
Net cash provided by financing activities	128,021	319,622

Net increase (decrease) in cash	64,291	11,403

Cash balance Beginning of Period	37,251	9,059

Cash balance at End of Period	$101,542	$20,462

Supplemental disclosures of cash flow information:
Interest paid during the period	$4,504	$1,438
Income taxes paid during the period	$—	$—

See the notes to the financial statements.
5

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Six Months Ended March 31, 2017 and 2016

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	$(9,543,022)	$(1,631,348)

Exercises of options	462,500	463	41		504
Issuance of common shares	257,500	257	51,243		51,500
Issuance of common shares for security deposit	50,000	50	10,400		10,450
Issuance of common shares for services	75,000	75	15,675		15,750
Issuance of common shares to pay interest	360,219	360	111,799		112,159
Net loss				(212,767)	(212,767)

Balance at March 31, 2016	35,910,670	$35,912	$8,066,125	$(9,755,789)	$(1,653,752)

Balance at September 30, 2016	37,121,709	$37,122	$9,440,282	$(11,424,158)	$(1,946,754)

Issuance of common shares	291,667	292	54,708		55,000
Shares issued for services	300,000	300	65,700		66,000
Shares issued to pay interest on debt	281,715	282	80,343		80,625
Net loss				(107,588)	(107,588)

Balance at March 31, 2017	37,995,091	$37,995	$9,641,034	$(11,531,746)	$(1,852,717)

See the notes to the financial statements.
6

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2017 and 2016

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

The Company is in the business of collecting and storing adipose tissue, processing it to separate the adult stem cells, and preparing such stem cells for long-term storage. The process allows individuals to preserve their stem cells for future or personal use in cellular therapy. The adipose derived stem cells are prepared and stored in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, making them suitable for use in cellular treatments and therapies offered by existing and planned treatment centers worldwide. Individualized collection and storage of adult stem cells provides personalized medicine solutions by making the patient’s own preserved adipose tissue stem cells available for future cellular therapies.

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

Revenue Recognition – The Company recognizes tissue processing revenue from the processing of adipose tissue into usable tissue transfer grafts or stem cells once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage. Royalties from the licensing of the Company’s assets are recognized when earned and collection of the royalty is reasonable assured. Revenue derived from the sales of collection kits and medium products to Licensees is recognized upon shipment of the products to the licensee.

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
7

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2017 and 2016

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2017 and September 30, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2011 to 2016 are subject to IRS audit.

Recently Issued Accounting Pronouncements- There are no recently issued accounting pronouncements that have a material impact on the Company’s financial statements.

NOTE 2. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States, which assumes the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception has not generated sufficient revenue to date and continues to rely on financing, the issuance of debt and equity to raise capital to fund its business operations. Management’s plans with regard to this matter are as follows:

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

Net loss per share is computed as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net Loss	$(12,307)	$(139,200)	$(107,588)	$(212,767)
Weighted average shares outstanding	37,857,967	35,351,888	37,598,437	35,051,711
Basic & fully diluted net earnings (loss) per common share	$(.0003)	$(.0039)	$(.0029)	$(0.0061)
8

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2017 and 2016

NOTE 4. Fixed Assets

Fixed Assets owned by the Company are comprised of the following:

	March 31, 2017	September 30, 2016
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	999	999
Lab Equipment	269,682	261,365
Lab Software	123,000	123,000
	420,960	405,332
Less: Accumulated Depreciation	(249,511)	(229,942)
Net Property and Equipment	$171,449	$182,701

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

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2017 and 2016

Note 6. Debt

The following table describes the Company’s debt outstanding at March 31, 2017:

Debt	Carrying Value	Fair Value	Maturity	Rate

Bridge Notes	$226,500	$226,500	Demand	8.00%	In default

Convertible Notes 35 cents	$133,500	$133,500	Demand	8.00%	In default

Convertible Notes 30 cents	$52,500	$52,500	Demand	8.00%	In default

Convertible Notes 20 cents	$783,000	$783,000	Fiscal 2018	8.00%

Convertible Notes 15 cents	$365,500	$365,500	Fiscal 2018	8.00%

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

NOTE 7. Common Stock Issuances

During the six months ended March 31, 2017, the Company issued 291,667 shares of common stock and received proceeds of $55,000.

During the six months ended March 31, 2017, the Company issued 300,000 shares of common stock to consultants for services rendered valued at $66,000.

During the six months ended March 31, 2017, the Company issued 281,715 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid is $80,625.

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2017 and 2016

NOTE 8. Stock Options

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The Company uses the Black-Sholes option pricing model to measure the fair values of its option grants. For purposes of determining the option values at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model using the parameters of the volatility of the Company’s share prices and the risk free interest rate

The Company normally issues options to its key personnel at the end of each fiscal year. There were no options issued during the six months ended March 31, 2017.

		Weighted Avg	Weighted Years
	Options	Exercise Price	to Maturity
Outstanding at September 30, 2016	14,671,500	$0.22	3.17
Issues	0
Exercises	0
Expires	0
Outstanding at March 31, 2017	14,671,500	$0.21	2.62

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

The Company has no investments at March 31, 2017 and 2016 that would qualify for the above hierarchy.

Note 10. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2017	$19,536
2018	39,072
2019	13,024
Net minimum lease payments	$71,632
11

American CryoStem Corporation

Notes to the Financial Statements

March 31, 2017 and 2016

Note 10. Commitments & Contingencies (continued)

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2017.

Note 11. Concentrations of Credit

The Company largely relies on the efforts of its Chief Operating Officer and its Chief Executive Officer. A withdrawal of the efforts of these individuals would have a material adverse affect on the Company’s ability to continue as a going concern.

The Company received approximately 90% of its revenues during the six months ended March 31, 2017 from three clients; Cells on Ice, a network of physicians through which we market our services under the Cells on Ice Brand, Cell Source, our licensee located in Tokyo Japan and Health Innovative Technology.

Note 12. Joint Venture

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture will be responsible for its own funding. Autogenesis has no material business operations during the six months ended March 31, 2017.

Note 13. Related Party Transactions

At March 31, 2017 the Company has an advance receivable from Autogenesis, discussed in Note 12, for $11,039. The advance receivable has no interest rate, is unsecured, and due on demand.

At March 31, 2017, the company was indebted to a Company that is the majority owner of the Company for $109,980. The advances are due on demand, are unsecured, and carry no interest rate.

At March 31, 2017, the company was indebted to a Company that is majority owned by one Company’s chief executive officers for $9,537. The advances are due on demand, are unsecured, and carry no interest rate.

Note 15. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2017 through the date of this report and found no material subsequent events reportable during this period.

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

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of May 1, 2017, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (2198), adult stem cells (5902), adipose derived stem cells (215), mesenchymal stem cells (719), and stromal vascular fraction (75).

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

We have generated initial revenues from our licensee’s in Japan and Hong Kong and subject to, obtaining the requisite financing; management believes that we are well positioned to leverage our developed products and services as the basis for expansion of international distribution through licensees of our technologies for a host of Regenerative Medicine uses and future applications.

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

The Company recently entered into a licensing and manufacturing agreement with PeproTech, Inc a life sciences company formed in 1988. PeproTech is the trusted source for the development and manufacturing of high quality cytokine products for the life-science and cell therapy markets.  Over the past 26 years the company has grown into a global enterprise with state-of-the-art manufacturing facilities in the US, and offices around the world. With over 2,000 products PeproTech has developed and refined innovative protocols to ensure quality, reliability and consistency. During 2016 the Company and PeproTech completed the optimization and scale up manufacturing studies and expect the licensed medium marketed under both PeproTech’s, PeproGrow™ and the Company’s ACSelerate-Max™, brands in 2017. In January 2017 the first medium line ACSelerate Max™ was manufactured and released for sale globally through PeproTech’s global sales force under their PeproGrow™ brand and for sale by the Company under our ACSelerate-Max™ brand. Additionally, the company plans to offer its ATCELL™ research grade adipose derived stem cells to purchasers of either the PeproGrow™ or ACSelerate Max™ branded cell culture mediums.

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

Our media products are being utilized by our research partners engaged in developing novel new cellular applications and treatments. The Company supports these efforts by making ATCELL™ samples available for research purposes and for internal product development through our research programs. We believe these cell lines are highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research. We also believe that the Company’s ability to provide clinical grade materials for these research and development collaborators, partners and other third parties extends the Company’s ability to become a primary source of clinical grade materials and services necessary to support approved applications and treatments.

The Company has created several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ - xeno serum free cell culture media,
•	ACSelerate-SFM™ - animal serum free cell culture media,
•	ACSelerate-LSM™ - low FBS (0.05%) cell culture media,
•	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™),
•	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™)
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™)
•	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™)
•	ACSelerate-CP™- non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media
•	ACSelerate- TR™ - sterile transportation medium designed to maintain the viability of the tissue during the shipment of adipose tissue to our processing facility.

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop medium versions for differentiation of ATCELL™ ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799) representing the most recent results of this ongoing optimization program. On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Growth of Human Adipose Stromal Cells.

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

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the individual and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company to promote ATGRAFT™ and ATCELL™ products.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted TCCS in upgrading its facility in Japan and provided training in ATGRAFT™ processing and laboratory recordkeeping procedures. CellSource began marketing the new services initially within its existing network of 5 clinics throughout Japan and begin purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue in future years. The Agreement also provided CellSource with a two year (2) opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company in Japan.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate–Max cell growth medium. During 2016 the Company and PeproTech completed the optimization and scale up manufacturing studies and expect licensed medium marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate-Max brands in early 2017. PeproTech will leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of ACSelerate-Max and other optimized media lines Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale.

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

Institutional Review Board Approval of Protocols

In an effort to make it easier for other physicians and researchers to study the safety of SVF and ADSCs, in 2014 we obtained an institutional review board (IRB) to review our protocols for the processing of SVF and culturing of mesenchymal stem cells from autologous adipose tissue. The protocols provide appropriate processing, storage and testing methods necessary to move the clinical investigative process towards uniform treatments. The collection of processing and outcome data under IRB review is required by prevailing FDA regulations and guidance for approval of regenerative cellular therapies, including potency (cell count), contamination testing and cell viability. The objective of the IRB review was to assess these protocols to ensure the highest patient safety possible and to minimize the risks for those participating in innovative research and investigational studies. In the first quarter of 2017 the IRB studies were ended and the Company is in the process of organizing and analyzing the data collected for use in future reports and publications. The Company also recently hired an FDA consulting firm to assist in reviewing the collected data as it related to the performance of its CELLECT, ACSelerate transport and cryopreservation mediums.

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

In 2014, the Company became the Sponsor of an IRB study with The DaVinci Center, Dr. Louis Cona, Principal Investigator, in George Town, Grand Cayman Island entitled Impact and Safety of Cultured Expanded Autologous, Adipose-Derived Stem Cells deployed via Intravenous Injection for the Treatment of Multiple Sclerosis Protocol: CRYO-MS-ADSC-006. On July 23, 2014 the study was approved for 100 patients. The study filing can be found on www.clinicaltrials.gov, (ClinicalTrials.gov Identifier NCT02326935). The Company renewed the IRB studies with The Institute of Regenerative Cellular Medicine in August of 2015 for another one year period. The Company has discontinued recruiting patients for inclusion in this study.

Management intends to pursue additional collaborative and partnering opportunities as a strategic method to enhance awareness of and expand the distribution of our patented products, services, technologies and expertise in the clinical processing of adult adipose tissue and ADSCs for autologous (self) use. We believe that as the pace of clinical trials and cellular therapy results reporting increase and scientific and peer reviewed papers are published, new opportunities to market our existing products, services and Intellectual Property portfolio may also emerge.

Moreover, we further believe that the combination of our validated cellular processing capabilities and patented products give us an economical platform to develop and produce cellular therapy applications for injection or intravenous therapy, topical applications, burn and wound healing, joint repair, disease treatments and cosmeticeuticals. The clinical methods and products we have developed are designed to permit a variety of treatments for any patient with their own genetically matched raw materials utilizing our ATCELL™ and ATGRAFT™ products prepared with our patented line of ACSelerate™ cell culture mediums. We believe that autologous cellular therapies have shown promising results for safety and efficacy in a variety of applications in published early stage clinical trial results and application studies. The Company has recently retained the services of Target Health Inc, a FDA consulting firm to assist us the creation, organization and review of ATGRAFT, ATCELL, and ACSelerate medium products, materials and processing data and to develop a plan for potentially seeking FDA approval of these products.

Regulatory Information

The Company believes that its processing methodologies and the testing laboratory facilities are designed to be in compliance with all current regulations as defined by the United States Public Health Service Act (“PHS” or the “PHS Act”) and the Food and Drug Administration (FDA) regulations as they relate to the operation of a tissue processing and storage facility.

The Company’s Monmouth Junction, NJ laboratory facility is registered with the FDA (FEI 3008307548) as a processing and storage facility for Human Cells, Tissues and Cellular and Tissue Based Products (HCT/Ps) since 2010. Since 2013, we have been registered with the State of New York (CP169TP136) and the State of California (CNC80948) the only states in the U.S. requiring registration. These state registrations required the submission of our operating procedures for review by the respective State Health Departments, and annual updates to maintain the registrations are required. In addition, we have discussed our operations with the State of New Jersey Health Department and Department of Environmental Protection (DEP) to ascertain any special regulations to which we may be subject. Based upon these discussions, and our use of a registered medical waste disposal company, we do not at this time have any special registrations or regulations for compliance with the State of New Jersey.

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

Market Size and Opportunities

By leveraging and capitalizing on our proprietary Adipose Tissue Processing Platform, we are working to address multiple high growth, multi-billion dollar market opportunities, including those prevailing within the Regenerative Medicine, Cosmeceuticals, Medical Tourism and Cell Culture Media markets. The Company regularly reviews independent market research to gauge the market dynamics of its intended domestic and international markets and to identify additional areas within these markets where the Company’s cell culture medium, laboratory products, and tissue and cellular processing services, can be marketed, sold and/or licensed.

Global Stem Cells Market

A report from Transparency Market Research (TMR) forecasts that the global stem cells market will grow at a remarkable CAGR of 24.2% from 2012 to 2018. According to TMR, a market intelligence firm, the global stem cells market, which in 2013 stood at US$26.23 bn, is anticipated to reach US$119.52 bn by the end of the forecast period. The report, titled ‘Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018’, http://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm

A report published by Markets and Markets Research in July 2014 titled “Cell Culture Market by Equipment (Bioreactor, Incubator, Centrifuge), by Reagent (Media, Sera, Growth Factors, Serum Free Media), by Application (Cancer Research, Gene Therapy, Drug Development, Vaccine Production, Toxicity Testing) - Global Forecast to 2018” July 2014. (http://www.marketsandmarkets.com/Market-Reports/cell-culture-market-media-sera-reagents-559.html)

The report states that “The global cell culture market was valued at $ 14,772 million in 2013 and is poised to grow at a CAGR of 10.71% between 2013 and 2018, to reach $24,574 million in 2018. Rapid increase in biopharmaceutical production and increasing healthcare expenditure will be the two most important growth drivers for this market in the forecast period from 2013 to 2018. Biopharmaceutical production had the largest share of the cell culture market in 2013. According to IMS Health, biopharmaceutical is expected to be one of the fastest growing pharmaceutical segment between 2012 and 2017. The increasing demand for biopharmaceutical products like vaccines and antibodies coupled with strong pipelines for biopharmaceuticals and increasing healthcare expenditure will drive the demand for cell culture products.”

Another report by Transparency Market Research titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018“ states “The Global Stem Cells Market to grow at a CAGR of 24.2%, to Push US$119.52 billion by 2019. The report analyzes the highly fragmented stem cells market by the type of stem cells, processes in the stem cell market, applications of stem cells, and geography. Regenerative medicine is by far the dominant application of stem cells, including uses in neurology, cardiology, and oncology. According to process, the market is divided into the stem cell acquisition, stem cell production, stem cell cryopreservation, and stem cell expansion segments. Due to the expected increase in demand, stem cell acquisition will retain its position as the major segment of the stem cell market. Geographically, North America and Europe will remain well ahead of the competition.”

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
25

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

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company may receive an initial fee under the agreement which is credited toward future royalty payments. Following evaluation of the prospective licensee the Company will enter into a final Agreement which outlines all upfront fees, minimum royalties and consumable purchase obligations of the Licensee. The Company’s first international licensing agreement was executed with Health Innovative Technology Company, LTD, a cord blood collection and storage company with operations in Hong Kong and Shenzhen China in 2014.

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

CellSource, LTD. – Tokyo, Japan

On June 2, 2015 the Company and Cell Source Ltd entered into an Agreement for licensing the ATGRAFT™ technology to Cell Source Ltd. for the country of Japan. The Agreement calls for Cell Source Ltd. to purchase consumables from us including the CELLECT® collection boxes and ACSelerate™ Cryopreservation Medium. The agreement also provides Cell Source with a twenty four month limited Right of First Refusal for licensing additional technologies from the Company for the Japanese market. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products as well as more number of commercialized products. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020. During 2017 CellSource began testing our ACSelerate Max cell culture medium.

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

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007. Our website is www.americancryostem.com We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey at 7 Deer Park Rd, Monmouth Junction, NJ. 08852. Our laboratory website address is www.acslaboratories.com.

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

Liquidity and Capital Resources

We had a cash balance of $101,542 as of March 31, 2017, the date of this quarterly report. Our principal source of funds has been sales of our securities. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $27,667 during the three months ended March 31, 2017 in professional fees (legal, accounting and consultants) and $59,888 in Laboratory expenses

Commitments

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2017	$19,536
2018	39,072
2019	13,024
Net minimum lease payments	$71,632

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2017.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At March 31, 2017 the Company has an advance receivable from Autogenesis, discussed in Note 12, for $11,039. The advance receivable has no interest rate, is unsecured, and due on demand.

At March 31, 2017, the Company was indebted to a Company that is the majority owner of the Company for $109,980. The advances are due on demand, are unsecured, and carry no interest rate.

At March 31, 2017, the Company was indebted to a Company that is majority owned by one Company’s chief executive officers for $9,537. The advances are due on demand, are unsecured, and carry no interest rate.

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

As of March 31, 2017, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

AMERICAN CRYOSTEM CORPORATION

May 22, 2017	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 22, 2017	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
35