Form 10-Q
period 2017-06-30
AMERICAN CRYOSTEM Corp
filed 2017-08-21
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2017

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

Yes ☐ No ☒

As of August 11, 2017, there were 37,992,726 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

As of June 30, 2017 and September 30, 2016

	June 30, 2017	September 30, 2016
ASSETS

Current assets:
Cash	$91,494	$37,251
Notes Receivable	31,039	—
Accounts Receivable	181,879	65,335
Inventory	27,704	24,698
Prepaid Insurance	2,727	—

Total current assets	334,843	127,284

Property and Equipment (Net of Accumulated Depreciation)	163,041	182,701

Other assets	314,740	281,936

Total assets	$812,624	$591,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$960,809	$831,577
Bridge notes payable	226,500	226,500
Convertible notes payable	1,332,000	186,400
Deferred revenue	22,254	28,514
Total current liabilities	2,541,563	1,272,991

Deferred Revenue	1,427	—
Convertible notes payable	—	1,148,500
Payable to shareholder	108,820	117,184
Total Long-Term Liabilities	110,247	1,265,684

Shareholders’ equity:
Common stock- $.001 par value, 300,000,000 shares authorized, issued and outstanding, 37,995,091 shares at June 30, 2017 and 36,771,709 at June 30, 2016	37,995	37,122
Additional paid in capital	9,641,034	9,440,282
Accumulated deficit	(11,518,215)	(11,424,158)
Total shareholders’ deficit	(1,839,186)	(1,946,754)

Total Liabilities & Shareholders’ Deficit	$812,624	$591,921

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

For the Three Months Ended June 30, 2017 and 2016

and the Nine Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenues	$431,837	$158,485	$1,181,979	$438,304
Cost of sales	141,949	95,513	415,169	243,934

Gross Profit	289,888	62,972	766,810	194,370

Operating Expenses
Laboratory Expense	61,435	47,039	162,913	59,701
Professional fees	13,794	61,193	55,898	107,566
Administration	171,230	244,170	471,542	473,311
Consulting Fees - Stock Issued	—		66,000
Total general & administrative expenses	246,459	352,402	756,353	640,578

Net profit (loss) from operations	43,429	(289,430)	10,457	(446,208)

Other income (expenses):
Interest expense	(31,897)	(27,084)	(104,513)	(79,043)

Net Income / (Loss)	11,532	(316,514)	(94,056)	(525,251)

Basic & fully diluted net income (loss) per common share:
Net loss	0.0003	(0.0087)	(0.0025)	(0.0148)

Weighted average of common shares outstanding:
Basic & fully diluted	37,995,091	36,526,406	37,731,141	35,525,245

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

For the Nine Months Ended June 30, 2017 and 2016

	2017	2016
Operating Activities:
Net loss	$(94,056)	$(499,167)
Adjustments to reconcile items not requiring the use of cash:
Bad Debt Expense	10,091	—
Interest Expense	104,476	168,482
Professional Fees	66,000	45,750
Depreciation & Amortization	30,289	29,711
Security Deposit	—	10,450

Changes in other operating assets and liabilities :
Accounts receivable	(126,635)	23,329
Inventory	(3,006)	—
Deferred Contract Expense	—	7,750
Prepaid Insurance	(2,727)	—
Security Deposits	—	(7,150)
Other Deposit	—	2,000
Accounts payable and accrued expenses	24,756	(109,799)
Deferred revenue	(4,833)	(33,137)
Net cash used by operations	4,355	(361,781)

Investing activities:
Note Receivable	(31,039)	—
Purchase of Equipment	(9,134)	(8,788)
Investment in other assets	(34,300)	(13,953)
Net cash used by investing activities	(74,473)	(22,741)

Financing activities:
Convertible Notes	(2,900)	269,168
Issuance of common stock	135,625	137,500
Options Excersized	—	1,008
Shareholder’s Loan	(8,364)	5,100
Net cash provided by financing activities	124,361	412,776

Net increase (decrease) in cash	54,243	28,254

Cash balance Beginning of Period	37,251	9,059

Cash balance at End of Period	$91,494	$37,313

Supplemental disclosures of cash flow information:
Interest paid	$4,568	$5,282
Income Taxes Paid	$—	$—

See the notes to the financial statements.

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended June 30, 2017

Prices & shares adjusted for stock splits

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2016	37,121,709	$37,122	$9,440,282	$(11,424,159)	$(1,946,755)

Issuance of common shares	291,667	291	54,709		55,000

Shares issued for services	300,000	300	65,700		66,000

Shares issued to pay interest on debt	281,715	282	80,343		80,625

Net loss				(94,056)	(94,056)

Balance at June 30, 2017	37,995,091	$37,995	$9,641,034	$(11,518,215)	$(1,839,186)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2017 and September 30, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2011 to 2016 are subject to IRS audit.

Recently Issued Accounting Pronouncements- There are no recently issued accounting pronouncements that have a material impact on the Company’s financial statements.

NOTE 2. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States, which assumes the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception, has not generated sufficient revenue to date and continues to rely on financing, the issuance of debt and equity to raise capital to fund its business operations. Management’s plans with regard to this matter are as follows:

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

Net income (loss) per share is computed as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Income (Loss)	$11,532	$(316,514)	$(94,056)	$(525,251)
Weighted average shares outstanding	37,995,091	36,526,406	37,731,141	35,525,245
Basic & fully diluted net earnings (loss) per common share	$(.0003)	$(.0087)	$(.0025)	$(0.0148)

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2017 and 2016

NOTE 4. Fixed Assets

Fixed Assets owned by the Company are comprised of the following:

	June 30, 2017	September 30, 2016
Office Equipment	$26,637	$26,637
Lab Furniture	642	642
Office Furniture	1,812	999
Lab Equipment	269,683	261,365
Lab Software	123,000	123,000
	421,774	412,643
Less: Accumulated Depreciation	(258,734)	(229,942)
Net Property and Equipment	$163,040	$182,701

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

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2017 and 2016

Note 6. Debt

The following table describes the Company’s debt outstanding at June 30, 2017:

Debt	Carrying Value	Fair Value	Maturity	Rate
Bridge Notes	$226,500	$226,500	Demand	8.00%	In default

Convertible Notes 35 cents	$133,500	$133,500	Demand	8.00%	In default

Convertible Notes 30 cents	$50,000	$50,000	Demand	8.00%	In default

Convertible Notes 20 cents	$783,000	$783,000	Fiscal 2018	8.00%

Convertible Notes 15 cents	$365,500	$365,500	Fiscal 2018	8.00%

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

NOTE 7. Common Stock Issuances

During the nine months ended June 30, 2017, the Company issued 291,667 shares of common stock and received proceeds of $55,000.

During the nine months ended June 30, 2017, the Company issued 300,000 shares of common stock to consultants for services rendered valued at $66,000.

During the nine months ended June 30, 2017, the Company issued 281,715 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid is $80,625.

NOTE 8. Stock Options

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The Company uses the Black-Sholes option pricing model to measure the fair values of its option grants. For purposes of determining the option values at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model using the parameters of the volatility of the Company’s share prices and the risk free interest rate

The Company normally issues options to its key personnel at the end of each fiscal year. There were no options issued during the six months ended June 30, 2017.

		Weighted Avg	Weighted Years
	Options	Exercise Price	to Maturity
Outstanding at September 30, 2016	14,671,500	$0.21	3.17
Issues	0
Exercises	0
Expires	0
Outstanding at June 30, 2017	14,671,500	$0.21	2.43
10

American CryoStem Corporation

Notes to the Financial Statements

June 30, 2017 and 2016

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

The Company has no investments at June 30, 2017 and 2016 that would qualify for the above hierarchy.

Note 10. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2017	$9,768
2018	39,072
2019	13,024
Net minimum lease payments	$61,864

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2017.

Note 11. Joint Venture

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture will be responsible for its own funding. Autogenesis has no material business operations during the nine months ended June 30, 2017.

Note 12. Related Party Transactions

At June 30, 2017, the Company has a note receivable from Autogenesis, discussed in Note 12, for $31,039. The note receivable has no interest rate, is unsecured, and due on demand.

At June 30, 2017, the company was indebted to a Company that is the majority owner of the Company for $108,820. The advances are due on demand, are unsecured, and carry no interest rate.

At June 30, 2017, the company was indebted to a Company that is majority owned by one Company’s chief executive officers for $7,540. The advances are due on demand, are unsecured, and carry no interest rate.

Note 13. Subsequent Events

The Company has made a review of material subsequent events from June 30, 2017 through the date of this report and found no material subsequent events reportable during this period.

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, clinical laboratory dedicated to standardized processing, bio-banking and development of cellular tools and applications using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, clinical services and international licensing opportunities. Our FDA registered clinical laboratory which we believe to be in compliance with FDA regulations for human tissue processing, cryo-storage and cell culture and differentiation media development is located in Monmouth Junction, New Jersey.

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe by standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of preclinical and clinical data to help accelerate the transition from lab research to product development and market launch.

Our business strategy is centered on marketing our standardized collection and processing platform and products as a complete adipose stem cell solution. We are expanding our international laboratory and product footprint, through internal research and development and scientific collaborations. We intend to generate revenue through the sale and licensing of our patented collection, processing and storage products, laboratory tools, and physician/researcher services to attempt to capitalize on: (1) ADSC technologies; (2) scientific breakthroughs incorporating ADSCs that have been developing in the fast growing Regenerative and Personalized Medicine industries; (3) providing these growth industries with a standardized ADSC cell processing platform; (4) enhancing the delivery of healthcare through cellular-based therapies and applications which address disease treatment, wound and burn healing, joint repair and personalized health and beauty care; and (5) building a global network of physicians and affiliated laboratory facilities for the delivery of our products and services.

Our proprietary, patent pending clinical processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of May 1, 2017, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (2243), adult stem cells (5277), adipose derived stem cells (204), mesenchymal stem cells (744), and stromal vascular fraction (81).

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company also incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture, transportation and cryopreservation mediums, into our processing product production and contract manufacturing services. Additionally, the Company requires licensees of our tissue and cell processing technologies to purchase our consumable products including our CELLECT© collection kit, ACSelerate Max cell culture media, and ACSelerate–CP adipose tissue cryoprotectant for the collection, processing, expansion and storage of tissue/stem cells.

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

Our branded product and service offerings include:

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” clinical solution for physicians or researchers to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our ACSelerate–TR™ transport medium into all collection bags which supports the health of the tissue during transport. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology platform to be used by all licensees of our platform technologies.

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

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue and cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals to prepare for future cosmetic or regenerative procedures by storing multiple samples of their own adipose tissue to be returned in the future as a natural biocompatible filler, or the sample may be further processed to create cellular therapy applications without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create stem cells “ATCELL™”, our clinical grade cell product for use in Regenerative Medicine applications.

The Company charges standardized fees for ATGRAFT™ tissue processing and a minimum annual storage fee depending on the volume of tissue stored. These processing and storage fees may be paid to the Company by the collecting/treating physician or the consumer. The Company earns additional fees, for the thawing, packaging and shipment of the stored samples back to the physician or clinic for immediate use upon receipt. Additionally, physicians or patients may request that any stored ATGRAFT™ tissue sample of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing. The Company charges fees for the reprocessing of a 25ml stored ATGRAFT™ sample and may charge additional fee’s if expansion of the newly created ATCELL™ sample is also requested.

The Company believes the ATGRAFT™ service may create significant revenue opportunities and patient retention for the participating physician. The ATGRAFT™ service lowers physician/patient overall costs by eliminating additional liposuction procedures for each scheduled fat transfer or therapy procedure. Physician cost savings may include: materials, supplies, equipment, and the expenses of utilizing a surgical center, hospital operating room or an in-office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Clinically processed and characterized adipose derived regenerative cells (ADRCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and ACSelerate™ patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADRCs and differentiated cell products and processing methodology. The Company maintains multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL–CH™ (differentiated chondrocytes), etc. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine procedures. The Company charges its customers fees to process a previously stored ATGRAFT™ sample and for newly collected client tissue samples to be processed. Customer samples submitted for processing must utilize the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs and quality control standards.

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

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop medium versions for differentiation of ATCELL™ ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799). On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Growth of Human Adipose Stromal Cells.

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

International Licensing Program – The Company believes that many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received international inquiries concerning the sale or licensing of our SOPs, products and services in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong, Shenzhen, China and, Tokyo, Japan.

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

We intend to focus our efforts on expanding our products and services pipelines based upon our intellectual property portfolio, collaborative development relationships, product sales and distribution, and international licensing and partnering opportunities. Our current activities include supporting our university and industry collaborations by providing our products and services with the expectation that our products and services become the basis for new adipose tissue and stem cell based Regenerative Medicine and cellular therapy applications. We believe this strategy allows our proposed research partners and their application development teams to begin with clinically harvested and processed adipose tissue and ADSCs (ATCELL™), which may be a significant step toward accelerating the development and approval of new treatments.

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

In August of 2015 the Company entered into a Confidential Disclosure Agreement and a Material Transfer Agreement with Dr. Sazlay, a research scientist currently investigating unique cancer treatments at the University of Wurzburg in Germany and the University of California in San Diego. Following execution of the Agreement, the Company delivered a number of ATCELL-SVF™, ATCELL™ and ACSelerate™ samples to Dr. Sazlay for testing and determination of usefulness of our products for development of his novel treatments. Dr. Sazlay has reported positive results of this initial work and the Company and Dr. Sazlay have been unable to reach an agreement to further our relationship to date.

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

PATENT TITLE	APPLICATION #
A Business Method for “Collection, Cryogenic Storage and Distribution of a Biological Sample Material”	U.S. Serial No. 13/702,304 filed June 6, 2011, and claiming a priority date of June 7, 2010 from provisional application 61/352,217
Systems and Methods for “The Digestion of Adipose Tissue Samples Obtained From a Client for Cryopreservation”	U.S. Serial No. 13/646,647 filed October 5, 2012, and claiming a priority date of October 6, 2011 from provisional application 61/544,103
Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	PCT/US13/44621 Filed June 6, 2013 and claiming a priority date of June 7, 2012
Stem Cell-Based Therapeutic Devices and Methods	U. S. Serial No. 14/196,616 filed March 4, 2014 and claiming a priority date from provisional application 61/773,112 filed March 5, 2013
Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells	U.S. Serial No. 14,250,338 and claiming a priority date from provisional application 61/810,970 filed April 11, 2013
Cell Culture Media, Kits, and Methods of Use	U.S. Serial No. 13/194,900
Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells	PCT/US/68350 Filed December 31, 2015
Systems and Methods to isolate and Expand Stem Cells from Urine	Provisional Patent Application No. 62/335,426

Additionally, the Company has in-licensed IP with the following collaborations and joint ventures;

PATENT TITLE	APPLICATION #
Cosmetic compositions including tropoelastin isomorphs	USPTO #5,726,040
Cosmetic compositions	USPTO #6,451,326
Recombinant hair treatment compositions	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based biological	USPTO application #61/588,841
20

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

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007 our fax number is 732-747-7782. Our website is www.americancryostem.com We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey at 7 Deer Park Rd, Monmouth Junction, NJ. 08852. Our laboratory website address is www.acslaboratories.com.

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

Liquidity and Capital Resources

We had a cash balance of $91,494, the date of this quarterly report. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

We expended $13,794 during the three months ended June 30, 2017 in professional fees (legal, accounting and consultants) and $61,435 in Laboratory expenses

Commitments

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2017	$19,536
2018	39,072
2019	13,024
Net minimum lease payments	$71,632

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2017.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At June 30, 2017, the Company has a note receivable from Autogenesis, discussed in Note 12, for $31,039. The note receivable has no interest rate, is unsecured, and due on demand.

At June 30, 2017, the company was indebted to a Company that is the majority owner of the Company for $108,820. The advances are due on demand, are unsecured, and carry no interest rate.

At June 30, 2017, the company was indebted to a Company that is majority owned by one Company’s chief executive officers for $7,540. The advances are due on demand, are unsecured, and carry no interest rate.

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

As of June 30, 2017, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

During the nine months ended June 30, 2017, the Company issued 291,667 shares of common stock and received proceeds of $55,000.

During the nine months ended June 30, 2017, the Company issued 300,000 shares of common stock to consultants for services rendered valued at $66,000.

During the nine months ended June 30, 2017, the Company issued 281,715 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid is $80,625.

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
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 21, 2017	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 21, 2017	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
31