Form 10-K
period 2017-09-30
AMERICAN CRYOSTEM Corp
filed 2018-01-16
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $0.25 on March 31, 2017 (the last business day of the registrants most recently completed second fiscal quarter) was approximately $ 9,280,427

As of January 10, 2018, the registrant had 45,509,872 shares of its common stock, par value $0.001, outstanding.

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

Our Business

About American CryoStem Corporation

American CryoStem Corporation; (CRYO) founded in 2008, has evolved to become a biotechnology pioneer, standardizing adipose tissue derived technologies (Adult Stem Cells) for the fields of Regenerative and Personalized Medicine. The Company operates a state-of-art, FDA-registered, laboratory in Monmouth Junction, New Jersey and licensed laboratories in Hong Kong, China and Tokyo, Japan, which operate on our proprietary platform, dedicated to the collection, processing, bio-banking, of adipose tissue (fat) and culturing and differentiation of adipose derived stem cells (ADSCs) for current or future use in regenerative medicine. CRYO maintains a strategic portfolio of intellectual property (IP) that surrounds our technology which supports a growing pipeline of stem cell applications and biologic products. We are leveraging our platform and a developed product portfolio to create a domestic and global footprint of licensed laboratory affiliates, physicians networks, patients and research organizations who purchase tissue collection, processing and storage consumables from our Company. Our laboratory stem cell products foundation are characterized adult human Mesenchymal Stem Cell (MSC’s) derived from adipose tissue that work in conjunction with our patented (non-animal) medium lines. The Company’s R&D efforts are focused on university and private collaborations to discover, develop and commercialize ADSC and laboratory products combined with synergistic technologies to create jointly developed regenerative medicine applications and new intellectual property.

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe the scientific community is becoming more aware of factors that affect sample integrity and experimental variability. By standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of our products, and data which will help to accelerate the transition from lab research to drug and therapy development and market launch.  To this end, we have licensed affiliates operating on our cellular collection-processing and storage platform in Tokyo, Japan, and Hong Kong. Our licensees purchase our CELLECT adipose tissue collection kits and ACSelerate CP storage consumables from us.

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

Our proprietary, patent pending processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of January 1, 2018, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (2387), adult stem cells (5488), adipose derived stem cells (221), mesenchymal stem cells (800), and stromal vascular fraction (83).

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

The products and services are also designed to become an integral part of generating revenue from current and planned licensing territories, our New Jersey based collection, processing and storage operations (CELLECT®) sale and licensing of our developed laboratory products (ACSelerate™ and research grade ATCELL™) , and cellular therapy development activities.

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” solution for physicians to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our ACSelerate–TR™ transport medium into all collection bags which supports the health of the tissue during transport. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology to be used by all licensees of our technologies. The CELLECT® service is included in our patent application U.S. Serial No. 13/702,304.

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

ATGRAFT™ Adipose Tissue Storage Service – A fat storage solution allowing physicians to provide their patients with multiple tissue and cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals to prepare for future cosmetic or regenerative procedures by using their own stored adipose tissue as natural biocompatible filler or the components for cellular therapy application without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create stem cells ATCELL™, our cell product for use in Regenerative Medicine applications. The ATGRAFT™ service is included in our pending patent application U.S. Serial No. 13/646,647.

The Company’s charges standardized fees for ATGRAFT™ tissue processing and minimum annual storage fees depending on the volume of tissue processed. These processing and storage fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees paid upon sample retrieval, for the thawing, packaging and shipment of the stored samples to the physician or clinic for immediate use upon receipt. Additionally, physicians may request that any stored ATGRAFT™ tissue sample of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing.

The Company believes the ATGRAFT™ service may create patient retention and significant revenue opportunities for the participating physician. The ATGRAFT™ service lowers physician overall costs by eliminating additional liposuction procedures for each scheduled fat transfer or therapy procedure. Physician cost savings may include: materials, supplies, equipment, and the expenses of utilizing a surgical center, hospital operating room or an in-office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

ATCELL™ Adipose Derived Stem Cells (ADSCs) – Processed and characterized adipose derived regenerative cells (ADRCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and ACSelerate™ patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADRCs and differentiated cell products and processing methodology. The Company maintains for research purposes multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes) , etc. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine procedures. The Company charges its customers a fee to reprocess previously stored ATGRAFT™ samples and for newly collected client tissue samples to be processed into cellular samples. Customer samples submitted for processing must utilize the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs and quality control standards.

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

The Company’s ATCELL™ cell lines are processed and cultured in our patented ACSelerate™ –cell culture media. All tissue, cells, and research materials made available for sale to research institutions are tested for sterility, disease, lifespan, and population doubling rate (PDL). Additionally, we believe these cells are suited for any type of cellular therapy or regenerative medicine research. Cell morphology is confirmed by (i) flow cytometry and (ii) differentiation analysis using ACSelerate™ differentiation media. Each ATCELL™ line can be further cultured and differentiated allowing the Company to provide genetically matched grade cell types. We believe this research methodology may provide opportunities for the Company’s ATCELL™ and ACSelerate™ products to become the building blocks of final developed commercial applications.

The Company intends to support its cell therapy application research, development and collaborative efforts by making ATCELL™ and ATGRAFT™ samples available for research and product development purposes through joint ventures, and university and commercial collaborations. These adipose tissue and cell line samples, we believe will be sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research due to our processing methodology, donor sample data and the ability to create multiple cell types that have identical genetic profiles. We believe the processing methods, data collection and testing of our ATCELL™ and the ability to make multiple cell types from the same donor line allows research teams to focus on application development and avoid bench to commercialization delays. The Company is prepared to distribute research samples of its ATCELL™ cell products to users of its ACSelerate™ cell culture media for application development. The Company is investigating new sources of human mesenchymal cell lines for production and distribution to the cellular therapy research market.

ACSelerate™ Cell Culture Media Products – Manufactured patented cell culture media products for growing human stromal cells (including all cells found in human skin, fat and other connective tissue). Certain ACSelerate™ cell culture media lines are available in animal serum free, which may be suitable for human and therapeutic uses or a low serum version for application development and research purposes. The patented ACSelerate™ cell culture media line was specifically developed to address increasing industry demand for animal serum-free cell culture products and for the acceleration of products from the laboratory to the patient.

The Company entered into a licensing and manufacturing agreement with PeproTech a life sciences company formed in 1988. PeproTech is the trusted source for the development and manufacturing of high quality cytokine products for the life-science and cell therapy markets.  Over the past 26 years the company has grown into a global enterprise with state-of-the-art manufacturing facilities in the US, and offices around the world. With over 2,000 products PeproTech has developed and refined innovative protocols to ensure quality, reliability and consistency. The Company and PeproTech have completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate MAX brands.

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium grade and FBS (research) grade. This patent covers both non-GMP research grades and GMP grades suitable for cell culture of adipose-derived stem cells. Additionally, in 2014 the Company filed a continuation of this granted patent with additional claims and improvements, U.S. Serial No. 13/194,900. On November 8, 2016 the Company was granted additional claims from the continuation U.S. Serial No. 13/194,900 issued as a new Patent Serial No. 9,487,755. Prior to the issuance the Company filed a continuation in part (CIP) containing additional claims related to our ongoing media development.

Published cell culture research indicates the most widely used cell culture medium for growing and differentiating stem cell cultures for in vitro diagnostics and research contains fetal bovine serum (FBS) and other animal derived products. The use of FBS and other animal products in cellular therapy application development and manufacture raises concerns and generates debates within the scientific and regulatory community relating to potential human/animal cross-contamination. These same concerns may lead to additional expensive and expansive testing and documentation requirements with the FDA during the application and approval process for new cellular therapies manufactured with or containing animal or animal derived products. FDA concerns are evidenced in their Guidance’s and Guidelines regarding cellular therapy involving human cells, tissues and products (HCT/Ps) published and maintained by the FDA. Management believes that eliminating or greatly reducing FBS in cellular manufacturing, applications and products can eliminate or ease these scientific and regulatory concerns and may prove to be a winning strategy for cellular therapy application developers seeking FDA approval.

The Company supports its marketing efforts by making ATCELL™ samples available for research purposes and for internal product development through our research programs. We believe these cell lines may be sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research. We also believe that the Company’s ability to provide these materials for these research and development collaborators, partners and other third parties extends the Company’s ability to become a primary source of grade materials and services necessary to support approved applications and treatments.

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

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop versions for differentiation of ATCELL™ADSCs into neural, lung and other specific cell types that may be necessary for use in future applications. Many of these applications are not currently approved by the US Food and Drug Administration. On December 31, 2014 the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799) representing the most recent results of this ongoing optimization program. On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Growth of Human Adipose Stromal Cells. To date the patent has also been filed in the following additional countries: China (HONG KONG), India, Mexico, Brazil, the European Union, US, Japan, Thailand, Brazil, Russia, Australia, New Zealand, Canada, and Saudi Arabia.

ACS Laboratories™: Laboratory Product Sales, Contract Manufacturing and Professional Services – ACS Laboratories is a division of American CryoStem Corporation, responsible for the manufacturing and sale of all the Company’s patented and patent pending cellular, cell culture, processing and testing products to professional, institutional and commercial clients. The Company operates a separate website (acslaboratories.com) to distinguish the sale of commercial and research products from its consumer products and services, which are marketed on its main website (americancryostem.com). ACS Laboratories can manufacture the full line of ACSelerate™ cell culture media and ATCELL™ products upon request; and will provide these products to our collaborative partners and international licensees as further discussed below.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. CellSource began marketing the new services initially within its existing network of clinics throughout Japan and begin purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue in future years.

Product Development

Our strategic approach to product development is to design, develop and launch new products and services that utilize our existing products and services, i.e. the use of the CELLECT® collection materials by contracted companies to collect fresh tissue for their product. Management believes that allowing other biotech companies to utilize portions of our platform will provide the Company with additional opportunities to produce near term cash flow, strong recurring revenue streams, strong international licensing partners and complementary scientific data. We focus on developing products, services and applications that require tissue collection and processing as the initial requirement to produce cellular therapies and products. These products and services may include adipose tissue and stem cell sample processing and storage as a form of personal “bio-insurance”, adipose tissue (fat) storage for cosmetic fat engraftment procedures, and the creation of topical applications and ingredients used by other companies in the wound care and cosmetic industries as well as cellular applications and bio-materials development.

We focus our efforts on expanding our product and services pipelines based upon our intellectual property portfolio, collaborative development relationships, product sales and distribution, and international licensing and partnering opportunities. Our current activities include supporting collaborations by providing our products and services (ACSelerate™ and ATCELL™) with the expectation that our products and services become the basis for new adipose tissue and stem cell based Regenerative Medicine and cellular therapy applications. We believe this strategy allows our proposed research partners and their application development teams to begin with harvested and processed adipose tissue and Adipose Derived Regenerative Cells ADRCs (ATCELL™), which may be a significant step toward accelerating the development and approval of new treatments.

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate MAX brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale.

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

Protein Genomics and Formation of Autogenesis Corporation

In 2012, American CryoStem entered into a Memorandum of Understanding (MOU) outlining our initial collaborative efforts with Protein Genomics, Inc. (PGEN) to test and develop new products by combining certain components of our respective intellectual property and patented products. We have provided PGEN and its research partner, Development Engineering Sciences (DES), with Adipose Derived Stem Cells (ATCELL ™) and our patented cell culture mediums (ACSelerate™) for testing with PGEN’s patented products designed for the wound healing market.

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

Cells on Ice:

In August of 2015 the company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples to study future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its Cellect collection boxes and provide its ATGRAFT™ and ATCELL™ processing services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing protocols into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. COI has initiated several IRB approved studies. This initial work will become the basis for Investigational New Drug and Investigational Device Exemption filings with the FDA.

Additional Collaborations

The Company recognizes the benefits of collaborations with industry and university partners and continues to seek these relationships. These relationships are generally covered by Confidential Non-Disclosure Agreements and include Material Transfer Agreements (MTA) under which the Company will supply ATCELL™ and/or ACSelerate™ medium products for evaluation, testing, and the development of new cellular therapy applications.

The Company has entered into Non-Disclosure and Material Transfer Agreements with a number of potential collaborators. No assurance can be given that these efforts or relationships will ultimately result in new technology for future commercialization.

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

Our SOPs are the key to properly operating our tissue processing facility. To ensure delivery of the highest quality services, we incorporate these SOPs, which are designed to provide a basis for accreditation by the American Association of Blood Banks (AABB), the American Association of Tissue Banks (AATB) and the Foundation for the Accreditation of Cellular Therapy (FACT-JACIE). We have consistently endeavored to ensure that our processes, methodologies and procedures remain among the highest standards in the global tissue collection, processing and storage market. To this end, we have equipped ourselves with state-of-the-art quality processing and testing equipment, which we believe helps to ensure that every sample collected and processed is sterile (free from adventitious agents), viable and capable of significant cellular growth and expansion.

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

Testing Design and Standard Operating Procedures (SOPs)

Testing methods are standardized and operate under a complete set of SOPs and Quality Management (QM) processes. All SOPs are designed to be in compliance with the US Food and Drug Administration’s regulations and guidance for aseptic processing. Strict QM is enforced to avoid and/or record any process deviations.

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes two issued U.S. patents (No. 7,989,205, and Serial No. 9,487,755, Cell Culture Media Kits and Methods of Use); and has additional pending patent applications which are detailed in the following chart:

Title	Technology	Application #

Cell culture media, Kits, and Methods of Use	ACS cell culture media line Covers 12 types of Medium	US Patent No. 7,989,205 Issued August 2, 2011

Cell culture media, Kits, and Methods of Use	ACS cell culture media line Additional claim Granted for all 12 medium types	US Patent No. 9,487,755 Issued November 8, 2016 Continuation of US Patent No. 7,989,205

Cell culture media, Kits, and Methods of Use	ACS cell culture media line Continuation of Granted Patent covering additional improvements	US Patent Application No. 15/344,805 Continuation of US Patent No. 7,989,205

Human serum for cell culture medium for growth of human adipose stromal cells	A cell culture medium for growth of human adipose stromal cells for human and therapeutic applications	PCT/US15/6835030 month National Phase entry date of June 31, 2017

A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Covers CELLECT Kit, Transport and Cryopreservation Medium for ATGRAFT and ATCELL Products	US Serial No 13/194,900 Filed June 6, 2010 Patent Application Published December 5, 2013

A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Continuation covering Improvements	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/194,900 imminent (PCT Application filing planned)

Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 6, 2011
11

Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/646,900 imminent (PCT Application filing planned)

Compositions and Methods for collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers the core processing adipose tissue for ATGRAFT adipose tissue dermal filler product	U.S. Serial No. 14/406,203 National Phase entry date of December 5, 2014 based on PCT/US2013/044621 European Union Application No. EPI3800847.9 China Application No. 2013800391988

Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers additional claims related to ATGRAFT process not included in original application	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 14/406,203 imminent (PCT Application filing planned)

Systems and methods to isolate and expand stem cells from urine	Isolation of stem cells from urine of patients for use in research and therapeutics	US Serial Nos. 62/335,426 and62/439,106

Additionally, the Company has in-licensed the following IP:

Patent Title	Use of Patent	Application #

Cosmetic compositions including tropoelastin isomorphs (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040

Cosmetic compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326

Recombinant hair treatment compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845

Wound healing compositions and methods using tropoelastin and lysyl oxidase (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707

Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based a biological (PCS)	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Global Stem Cells Market

A report from Transparency Market Research (TMR) forecasts that the global stem cells market is expected to register a healthy CAGR of 13.8% during the period from 2017 to 2025 to become worth US$270.5 bn by 2025. Depending upon geography, the key segments of the global stem cells market are North America, Latin America, Europe, Asia Pacific, and the Middle East and Africa. At present, North America dominates the market because of the substantial investments in the field, impressive economic growth, rising instances of target chronic diseases, and technological progress. As per the TMR report, the market in North America will likely retain its dominant share in the near future to become worth US$167.33 bn by 2025.

A report published by Markets and Markets Research in 2017 titled “Cell Expansion Market by Product (Reagent, Media, Flow Cytometer, Centrifuge, Bioreactor), Cell Type (Human, Animal), Application (Regenerative Medicine & Stem Cell Research, Cancer), End user (Research Institute, Cell Bank) - Global Forecasts to 2021”. The report states: The global cell expansion market is expected to reach USD 18.76 Billion by 2021 from USD 8.34 Billion in 2016 at a CAGR of 17.6%. Geographically, the cell expansion market is dominated by North America, followed by Europe, Asia, and the Rest of the World (RoW). Growth in the North American segment is primarily driven by increasing incidence of chronic diseases in the North American countries. According to the American Medical Association and the American Medical Group Association, more than 50% of Americans suffered from one or more chronic diseases in 2012; the number of Americans suffering from chronic diseases was around 133 million in 2005 and this figure is expected to reach around 157 million by 2020. With this significant growth in the number of patients suffering from chronic diseases, the market for cell expansion is expected to grow in this region in the coming years.

Regenerative Medicine Market

The Global Translational Regenerative Medicine market is expected to grow significantly over the forecast period. The Global Translational Regenerative Medicine market was valued at $5.8bn in 2016. Visiongain forecasts this market to increase to $14.5bn in 2021. The market is estimated to grow at a CAGR of 19.9% in the first half of the forecast period and 17.7% from 2016 to 2027.

Medical Tourism, Global Wellness Tourism

As stated by the Global Wellness Institute; The global wellness economy, which encompasses 10 diverse sectors chart was worth an estimated $3.7 trillion in 2015. https://static1.squarespace.com/static/54306a8ee4b07ea66ea32cc0/t/58862a472994ca37b8416c61/1485187660666/GWI_WellnessEconomyMonitor 2017_FINALweb.pdf

Cell Culture Market

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe the scientific community is becoming more aware of factors that affect sample integrity and experiment variability. By standardizing handling, storage, and transportation protocols we believe we can substantially improve the quality and reproducibility of pre clinical and clinical data which we believe will help to accelerate the transition from lab research to drug development and market launch.

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

We plan to continue direct marketing programs focused on reaching plastic and cosmetic surgeons to join our network of providers that offer our services to their patients. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

Development of Regional U.S. Markets

Cells on Ice

In August of 2015 the company entered into a contract manufacturing Agreement with Cells On Ice, LLC. (COI) located in Los Angeles, California to process and store adipose tissue and adipose derived cellular samples. COI is a network of physicians interested in the safety and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to supply its CELLECT™ collection boxes and provide its ATGRAFT™ and ATCELL™ services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the collection, processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing protocols into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

Physician Network

The Company continues to develop regional relationships to leverage its new products and services through existing cosmetic surgery and regenerative medicine practices. The Company continues to develop and expand its network of physicians seeking to adopt its products and services, initially focusing on surgeons performing liposuction, tissue transfer and regenerative procedures involving the use of adipose tissue. The Company intends to continue expanding its efforts to medical professionals interested in tissue storage and Regenerative Medicine applications utilizing ASDCs and establish itself as a primary source of collection, processing, and preparation of cellular therapies as they are developed and approved for patient use by the FDA.

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

Qualified Licensees can quickly take advantage of the rapidly expanding opportunity to collect, process, store and culture individual regenerative cell samples for their clients with the comfort and confidence that they are providing services that have been developed to conform to US FDA standards. Core to the relationship is the developed proprietary and patent pending processing and laboratory operational methodologies contained in our Standard Operating Procedures, Training, and Continuous Quality Management, Testing Program, and Laboratory Operations manuals.

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

Health Information Technology Company, LTD (Hong Kong)

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones.. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. During 2017 the Company entered into additional agreements with HIT to allow for the transfer of their rights to an affiliated Company Boaxin in Shenzhen China.

CellSource Tokyo, Japan

In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet Licensing the ATGRAFT™ technology to CellSource for Japan. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products.. However, the growing focus on research and development in Japan and South Korea makes Asia-Pacific the fastest growing region at a CAGR of 30.9% during 2014-2020.

Scientific and Medical Advisory Board

To expand our Scientific, R&D and product marketing efforts we continue to actively recruit and enlist the services of highly qualified peer leaders through our Scientific and Medical Advisory Board to assist us in our industry speaking engagements and education platform. This education platform is designed to focus on physicians, and industry needs and demands as they relate to current and future treatments utilizing our adipose tissue platform and adult stem cell technologies. Additionally, certain members of our advisory board provide assistance and input to management on the oversight of our research relationships, laboratory development and quality management systems. As of September 30, 2017, the following are currently members of our Scientific and Medical Advisory Board:

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

Dr. Giampapa is the founder /director of the Regenerative Medicine Institute located in Costa Rica, the Plastic Surgery Center International and The Giampapa Institute for Anti-Aging Medical Therapy located in Montclair, NJ. Dr. Giampapa’s research focuses on stem cell technologies and their applications to improve the cellular aging process in order to enhance health span and quality of life. As a result of his research, Dr. Giampapa has been awarded medical and intellectual property patents with the United States Patent and Trademark Office for developments involving unique cell culture delivery techniques, new drug delivery systems, stem cell reprogramming, DNA repair, and telomerase maintenance. He is a co-founder of The Academy of Anti-Aging Medicine (A4M), comprised of over 26,000 members representing over 110 nations, the first president of the Board of Anti-Aging Medicine and the founder of healthycell®, an advanced cell health nutritional supplement and StemBank™, a blood derived stem cell extraction and storage company. Dr. Giampapa will have an active role assisting the Company with the development of its “From laboratory to clinic/physician’s office” services and applications platform.

•	Dr. Rand McClain

Dr. McClain earned his medical degree at Western University and completed his internship at the University of Southern California’s Keck School of Medicine Residency Program (U.S.C. California Hospital).   Dr. McClain has dedicated over 35 years of his personal and professional life studying nutrition, exercise, herbs and supplements and is also a Master of Acupuncture and Traditional Chinese Medicine. Dr. McClain has participated in professional and elite amateur sport as an individual participant and as well as a member of two U.S. teams and continues to participate competitively. His work is published in peer-reviewed and popular journals and he enjoys sharing and participating in the beneficial changes he helps create in people’s lives.  Dr. McClain has worked with some of the best and original innovators in Sports, Rejuvenative, Regenerative (“Anti-Aging”), Cosmetic and Family Medicine.  He also practices as part of the Regenerative Medicine Institute an organization dedicated to advancing cellular treatments, procedures and research in the use of all available avenues to slow or reverse physiological and cosmetic effects of aging. Dr. McClain currently serves as Chief Medical Officer of Live Cell Research, a company dedicated to the discovery and development of products designed to enhance health and quality of life through epigenomic manipulation. Dr. McClain is also a Medical Advisory Board member of American Cryostem Corporation a publicly traded company operating laboratories dedicated to the collection, processing, bio-banking, culturing and differentiation of autologous adipose tissue (fat) and adipose derived stem cells (ADSCs). Dr. McClain is a Board Member of Z.E.N. Foods, a gourmet food delivery and nutrition service company that provides individually designed meal programs in conjunction with health providers and its own registered dietician. Dr. McClain is also proud to be a member of the National Veteran Foundation’s Advisory Board.

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

Employees

Currently, we have ten employees and continue to use consultants on an as needed basis. As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed.

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

Item 1A. Risk Factors

To date we have generated only minimal operating revenues. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended September 30, 2017 with respect to this uncertainty which is included in the 2017 10K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our Common Stock and we may have a more difficult time obtaining financing.

We expect to incur increased operating expenses for the foreseeable future. The amount of net losses and the time required for us to reach and sustain profitability are uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a development stage business, including, but not limited to, uncertainty as to development and the time required for our planned services to become available in the marketplace. There can be no assurance that we will ever generate sufficient revenues or achieve profitability at all or on any substantial basis. These matters raise substantial doubt about our ability to continue as a going concern. If we cease or curtail our development activities, it is highly likely that you would lose your entire investment in our Company.

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

We have significant payment obligations under certain Notes due through January 31, 2018. Any non-payment of the Notes when due in the absence of an extension of the maturity date would constitute event of default under the Notes, and our financial condition may be adversely affected.

As of September 30, 2017, the Company had issued and outstanding; $226,500 aggregate principal amount of Bridge Notes, which matured, between January through July 2015 and bear interest at the rate of 8% per annum, $86,000 aggregate principal amount of Convertible Notes which matured in September 2014 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.35 of principal amount and/or interest so converted, $45,000 of 8% convertible notes which matured in September of 2016 and are convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.30 of principal amount and/or interest so converted, and $467,500 of 8% convertible notes which mature in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.20 of principal amount and/or interest so converted, and $265,500 of 8% convertible notes which mature in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.15 of principal amount and/or interest so converted No assurances can be given that the Company will have sufficient funds to repay the principal and/or interest on such Bridge Notes when due or on the Convertible Notes such Convertible Notes are converted into Common Stock prior to maturity. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

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

Processing and cryogenic storage of adipose tissue and stem cells, and application development is in the early stages of development, and there can be no assurance that our business will be successful. Further, potential products based upon individuals’ stem cells will require extensive additional research and development before any commercial introduction. There can be no assurance that any future research and development will result in viable products or meet efficacy or regulatory standards.

Cell therapy is a developing field and a significant market for our services has yet to emerge in the US.

Cell therapy and regenerative medicine is a developing field, which we believe few cell therapy products or services approved for and/or commercial use. We are wholly dependent on the acceptance of cell therapy (and specifically stem cells) to develop into a large and profitable industry. We hope to develop services related to the collection, processing, storage of stem cells and application development. We believe the market for stem cell and tissue-based therapies is in its infancy, substantially research oriented and financially speculative and has yet to achieve substantial commercial success. Stem cell products and services may in general be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, lack of acceptance by physicians, hospital and consumers, or other characteristics that may prevent or limit their approval or commercial use. Management believes that the demand for tissue processing and stem cell processing and the number of people who may use cell or tissue-based therapies is difficult, if not impossible, to forecast. Our success is dependent on, among other items, the establishment of a market for our proposed services and our ability to capture a share of this market.

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

Mr. Arnone owns the majority of the issued and outstanding voting stock of Personal Cell Science, a Florida corporation (“PCS”). PCS is in the cosmetic business and has entered into a contract manufacturing and royalty agreement with us to manufacture conditioned medium. We also receive a royalty of 10% of the gross sales of any autologous products sold by PCS containing the conditioned medium that we manufacture. Mssrs. Arnone and Dudzinski collectively beneficially own in excess of 50.1% of our issued and outstanding voting stock and as a result have the ability to directly and/or indirectly make all decisions for us Mr. Arnone is also the CEO of Regenerative BioTherapy Corp. Regenerative BioTherapy Corp, a Florida corporation which entered into a licensing Agreement with the Company in September of 2014. The licensing agreement Permits Regenerative BioTherapy the use of the Company’s Standard Operating Procedures, Quality Management and General Operations procedures and process for the Company’s product lines and IP; to construct and operate a laboratory and treatment facility in the Caribbean.

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

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of September 30, 2017, there were 43,409,580 shares of Common Stock (excluding 13,941,500 shares issuable upon exercise of all issued and outstanding stock options and warrants, and 4,503,214 shares issuable on the conversion of all outstanding Convertible Notes, and no shares of preferred stock were issued and outstanding). Our board of directors has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the board of directors may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

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

Based on the number of outstanding shares of our Common Stock held by our stockholders as of September 30, 2017, our two (2) directors, executive officers and their respective affiliates beneficially owned in excess of 50.1% of our outstanding shares of Common Stock. As a result, those stockholders have the ability to control, among other items, the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our Common Stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, and/or (iii) discouraging a potential acquirer from attempting to obtain acquire us. The control held over us by such 2 persons may adversely affect the trading price of our Common Stock due to investor’s awareness of conflicts of interest.

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

Since April 2011, the date of the closing of the Asset Purchase, through September 30, 2017, the Company sold approximately $4,004,627 gross amount of its equity and debt securities. In connection with such sales, the Company may have violated various state securities laws. If the Company was determined by a court, FINRA or regulatory body with the required jurisdiction to have violated such laws, any such violation could result in the Company being required to offer rescission rights to each such prior purchase from the Company to rescind such purchases and pay to the prior purchaser an amount of funds equal to the purchase price paid by such prior investors plus interest from the date of any such purchase. No assurances can be given the Company will, if it is required to offer such purchasers rescission right, have sufficient funds to pay the prior purchasers the amount required. In addition, if the Company violated one or more securities laws of a state in connection with prior offers and/or sales of its securities, each such state could bring an enforcement, regulatory and/or other legal action against the Company which, among other things, could result in the Company having to pay substantial fines, not being able to sell securities in such states in the future and/or having a determination made by any such states against the Company that the Company failed to comply with such states’ securities laws, which could result in the Company, among other untoward effects including those set forth above, not being able to have its Common Stock be eligible for continued quotation on the OTCIQ and/or other trading markets and/or mediums that the Common Stock is then trading and/or eligible for quotation on and/or in the future seeks to be quoted or traded on.

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

As of September 30, 2017, we had 13,941,500 of Common Stock issuable upon exercise of all outstanding stock options and warrants, and, 4,503,214 shares issuable on the conversion of outstanding Convertible Notes. If and when these securities are exercised or converted into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares into the public market, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock is listed on the OTCIQ under the symbol “CRYO” The following table shows the reported high and low closing prices per share for our common stock for each quarterly period as noted. The over-the-counter market quotations set forth for our common stock reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter ended	High	Low
December 31, 2016	$0.48	$0.20
March 31, 2017	$0.32	$0.23
June 30, 2017	$0.55	$0.25
September 30, 2017	$1.08	$0.40

(b) Holders of Common Equity

As of September 30, 2017, there were approximately 162 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividend Information

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Sales of Unregistered Securities

During fiscal year 2016, the Company issued 707,500 shares of common stock and received proceeds of $144,501.

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

During fiscal year 2017, the Company issued 91,667 shares of common stock and received proceeds of $13,750.

During fiscal year 2017, holders of $468,000 convertible notes exercised and were issued 2,396,548 shares.

During fiscal year 2017, option holders exercised their options and received 2,640,000 shares of common stock. The Company received proceeds of $110,400 upon exercise.

During fiscal year 2017, the Company issued 425,000 shares of common stock to consultants for services rendered valued at $175,250. The fair value of the common stock issued at the date of issuance was used to value the transactions.

During fiscal year 2017, the Company issued 200,000 shares of common stock for to its lawyers to settle an outstanding legal invoice. The fair value of the common stock issued at the date of issuance was used to value the transaction. The Company recognized a loss on the settlement of $113,617 on the transaction.

During fiscal year 2017, the Company issued 534,656 shares of common stock to pay $149, 805 in interest due to holders of the bridge notes and convertible notes. The fair value of the common stock issued at the date of issuance was used to value the transactions.

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

	FY 2017	FY 2016
Dividend yield	0.00%	0.00%
Risk free interest rate	1.25%	0.25%
Volatility	181.12%	202.70%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The Company normally issues options to its key personnel and consultants at the end of each fiscal year. Using the Black-Sholes valuation method, the Company recorded salaries and consulting expense of $$1,085,988 and $603,364 in fiscal years 2017 and 2016, respectively.

During fiscal year 2017, the Company issued 2,770,000 options to employees and other professionals. As a result, the Company recorded labor expense of $1,019,.998, in its statement of operations.

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

Overview

American CryoStem Corporation, which we refer to as “we,” “us,” “our” and “our Company,” is a developer, marketer and global licensor of patented adipose tissue-based cellular technologies and related proprietary services with a focus on processing, commercial bio-banking and application development for adipose (fat) tissue and autologous adipose-derived regenerative cells (ADRCs). We maintain a strategic portfolio of intellectual property and patent applications that form our Adipose Tissue Processing Platform, which supports and promotes a growing pipeline of biologic products and processes, services and international licensing opportunities. Through our ACS Laboratories division, we operate an FDA registered, human tissue processing, cryopreservation, and cell culture and differentiation media development facility in Monmouth Junction, New Jersey.

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

Through our ACS Laboratories division, our Company operates its FDA registered, human tissue processing, cryopreservation and cell culture and differentiation media development facility in Monmouth Junction, New Jersey. On a mission to fulfill the pressing need to set a global gold standard for end-to-end collection, processing, tracking and storage, American CryoStem has spent nearly eight years designing and constructing the necessary framework capable of replicating its protocols in markets around the world.

American CryoStem continues to focus on expanding and securing additional licensing arrangements with qualified partners around the world to institute and operate its turnkey laboratories that are properly equipped for processing and storing adipose tissue and ADSCs for use in Regenerative and Personalized Medicine applications.

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

Management continued its focus on increasing revenue and reducing costs in Fiscal 2017. As a result of these efforts by Management in Fiscal 2017, The Company’s Total Revenue increased to $1,865,364 in Fiscal 2017 versus $593,938 in Fiscal 2016, an increase of 214%, and Accounts Receivable increased to $171,860 in Fiscal 2017 from $65,335 in Fiscal 2016, an increase of 163% during the same period. Contributing to the Total Revenue increase for Fiscal 2017, International Revenue increased to $496,456 in Fiscal 2017 from $199,011 in Fiscal 2016 an increase of 149%, and Tissue Storage and Processing increased to $1,364,373 in Fiscal 2017 from $394,927, an increase of 245%. As a result of ongoing cost control efforts by Management, short term liabilities increased to $1,922,100 in Fiscal 2017 from $1,272,991 in Fiscal 2016, an increase of 51% mainly attributed to the reclassification of certain long term debt to short term. Long term debt decreased from $1,265,684 to $108,651 a decrease of 91.4% also mainly attributable to the reclassification of certain long term debt to short term. Cost of Sales increased to $554,514 in Fiscal 2017 from $294,006 in Fiscal 2016 related to the increase in processing and sales. Cost of Sales as a percentage of Tissue Storage, Processing and product sales was reduced from 58% to 38%. The Company also saw a reduction in professional fees (principally legal and accounting) to $72,990 in Fiscal 2017 from $169,207 in Fiscal 2016. Research and Development decreased from $114,453 to $87,210 attributed to; the completion of certain research projects, and decrease in legal expenses for the prosecution of our international patent portfolio, and optimization and scale up work associated with the licensing of our patented cell culture media, ACSelerate Max, to PeproTech.

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

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2017, the Company had a cash balance of $410,342 and accounts receivable of $171,860. Our sources of funds in 2017 were tissue processing and storage fees, international product sales, consulting and licensing fees. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required. In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

There was no significant impact on the Company’s operations as a result of inflation for the fiscal year ended September 30, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supercedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in the second quarter of fiscal year 2019 and do not expect the accounting change to have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an updated standard on revenue recognition. The ASU provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies that report using the International Financial Reporting Standards or U.S.GAAP. The main purpose of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also enhances disclosures about revenue, providing guidance for transactions not previously addressed comprehensively and improves the guidance for multiple-element arrangements. The FASB deferred approval of the ASU to effective date for periods after December 15, 2017. The Company is currently evaluating the impact on its consolidated financial statements.

Related Party Transactions.

At September 30, 2017, the Company had an advance receivable from Autogenesis, discussed in Note 13, for $31,039 for management services rendered by the Company. The advance receivable has no interest rate, is unsecured, and due on demand. The Company determined the receivable to be uncollectible and has fully reserved for it at September 30, 2017

At September 30, 2017, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $108,651. The advances are due on demand, are unsecured, and carry no interest rate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements

Our financial statements are contained in pages F-1 through F-12 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During Fiscal 2016, we were notified that Donahue and Associates had ceased performing audits on public companies and would no longer be able to perform our Annual Audit. Upon receipt of the notification, we engaged Leigh J. Kremer, 95 Locust Avenue, Red Bank, NJ 0770. Leigh J. Kremer resigned as our auditor in November 2017 and we then engaged Fruci &Associates, II, PLLC.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2013). Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of September 30, 2017, based on these criteria.

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

Item 9B.Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2017:

Name	Age	Position	Officer and/or Director Since

John Arnone	60	Chairman and Chief Executive Officer	2011

Anthony F. Dudzinski	55	Chief Operating Officer and Director	2011

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2017, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Accrued Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
John S. Arnone	2017	$63,500	$105,000	N/A	N/A	$211,300	$379,800
President and CEO	2016	$15,072	$120,000	N/A	N/A	$294,323	$429,395

Anthony F. Dudzinski	2017	$61,500	$105,000	N/A	N/A	$211,300	$377,800
Chief Operating Officer	2016	$14,972	$60,186	N/A	N/A	$294,323	$369,481

1This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts represent the accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2017 are described in the Notes to our financial statements included in this Annual Report.

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

	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Class [1]
Directors and Named Executive Officers [2]:

John S. Arnone [3]	22,880,000	52.52%
Anthony Dudzinski [4]	22,280,000	51.32%

All directors and named executive officers as a group (2 persons)

Other 5% or Greater Beneficial Owners
ACS Global, Inc.	21,000,000	48.37%
34

1Beneficial ownership is calculated based on 43,409,580 shares of Common Stock issued and outstanding as of September 30, 2017, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date hereof for each stockholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Commission. The number of shares of Common Stock beneficially owned by a person includes shares of Common Stock issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof. The shares of Common Stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The above calculations include an adjustment as required to include all vested options granted to John Arnone and Anthony Dudzinski.

2Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 1 Meridian Road, Eatontown, NJ 07724.

3Mr. Arnone presently owns 18,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 37.27% percent of the ACS Global Common Stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares. Mr. Arnone also holds, 1,880,000 shares of the Company’s common shares and 4,000,000 options to purchase the Company’s Common Stock of which 1,000,000 expire on September 24, 2019 and 1,000,000 which expire on September 20, 2020, and 1,000,000 expire on September 20, 2021 and 1,000,000 expire on July 10, 2022.

4Mr. Dudzinski presently owns 6,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 22.23% percent of the ACS Global Common Stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares. Mr. Dudzinski also holds 1,280,000 shares of the Company’s Common Stock and 4,000,000 options to purchase the Company’s Common Stock of which 1,000,000 expire on September 24, 2019, and 1,000,000 which expire on September 20, 2020, and 1,000,000 expire on September 20, 2021 and 1,000,000 that expire on July 10, 2022.

Description of Securities

We are authorized to issue 300,000,000 shares of Common Stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of January 9, 2018, there were 45,509,872 shares of Common Stock and no shares of preferred stock issued and outstanding.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards to our named executive officers during fiscal 2017:

Option Awards
			Equity incentive plan
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	awards: Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date

John S. Arnone	1,000,000	0	1,000,000	$0.25	9/28/2019
	1,000,000	0	1,000,000	$0.20	9/20/2020
	750,000	250,000	1,000,000	$0.30	9/20/2021
	500,000	500,000	1,000,000	$0.40	7/10/2022
Anthony Dudzinski	1,000,000	0	1,000,000	$0.25	9/28/2019
	1,000,000	0	1,000,000	$0.20	9/20/2020
	750,000	250,000	1,000,000	$0.30	9/20/2021
	500,000	500,000	1,000,000	$0.40	7/10/2022

Option Plans

On September 18, 2011 our Board of Directors approved the “American CryoStem Corporation Incentive Stock Option Plan” (the “2011 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 3,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). The Company issued 2,910,000 of the Options available under the 2011 Plan in Fiscal 2012. To date 2,185,000 options from the 2011 Plan have been exercised, 250,000 have expired, and a total of 475,000 remain outstanding at an average weighted exercise price of $0.14.

On May 1, 2013 our Board of Directors approved the 2013 American CryoStem Corporation Incentive Stock Option Plan (the “2013 Plan)”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 5,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2013 the Company granted a total of 3,740,000 at a weighted average price of $0.18 to certain employees, advisory board members and consultants. To date 2,075,000 Options issued under the plan have been exercised, 390,000 have expired, and 1,275,000 remain outstanding.

On September 21, 2014 our Board of Directors approved the 2014 American CryoStem Corporation Incentive Stock Option Plan (the “2014 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2014 the Company granted a total of 3,516,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have expired or been exercised.

On September 20, 2015 our Board of Directors approved the 2014 American CryoStem Corporation Incentive Stock Option Plan (the “2015 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2015 the Company granted a total of 3,250,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have expired or been exercised.

On September 20, 2016 our Board of Directors approved the 2016 American CryoStem Corporation Incentive Stock Option Plan (the “2016 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2016 the Company granted a total of 3,050,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have expired or been exercised.

On July 10, 2017 our Board of Directors approved the 2017 American CryoStem Corporation Incentive Stock Option Plan (the “2017 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2017 the Company granted a total of 2,770,000 at a weighted average price of $0.40 to certain employees, advisory board members and consultants. To date no Options issued under the plan have expired or been exercised.

Our current Board of Directors serves as the Committee. The Plan further provides for the Committee to set the terms of any Options granted at the time of the grant and terminates ten years for its effective date and is subject to final shareholder approval.

On September 18, 2011, our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The plan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2017.

Item 13. Certain Relationships and Related Transactions

On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (formerly known as American CryoStem Corporation) a Nevada corporation (“ACS Global”), in exchange for 21,000,000 shares of our Common Stock. At the time of the acquisition, John Arnone, our Chairman of the Board, CEO and President was a director and the secretary of ACS Global and Anthony Dudzinski, one of our directors and our Chief Operating Officer, Treasurer and Secretary was a director, president and secretary of ACS Global. In addition, Mr. Arnone owns 18,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him and Mr. Dudzinski owns 6,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, assuming the conversion of such preferred stock, Mr. Arnone and Mr. Dudzinski would have been deemed to be the beneficial owners of approximately 37.27 % and 22.23% of the Common Stock of ACS Global, respectively. Further, Mr. Arnone and Mr. Dudzinski, as control persons of ACS Global may be deemed to beneficially own the 21,000,000 shares of our Common Stock issued to ACS Global in the acquisition. Each of Mr. Arnone and Mr. Dudzinski disclaim such beneficial ownership.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Fruci &Associates II, PLLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended September 30, 2017 were $22,500 and $13,000 billed by Leigh J. Kremer, CPA for the fiscal year ended September 2016.

Audit-Related Fees

There were no other fees billed by Fruci &Associates for professional services rendered, other than as stated under the captions Audit Fees.

Tax Fees

There were no other fees billed Fruci &Associates for professional services rendered, other than as stated under the captions Audit Fees.

All Other Fees

There were no other fees billed by Fruci &Associates for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PART IV

Item 15. Exhibits

(a)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of American CryoStem Corporation’s Chief Executive Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
38

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN CRYOSTEM CORPORATION

Dated: January 16, 2018	By:	/s/ John S, Arnone
John S. Arnone
President, CEO and Chairman of the Board

Dated: January 16, 2018	By:	/s/ Anthony F. Dudzinski
Anthony F. Dudzinski
COO, Treasurer, Secretary and Director
39

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of American CryoStem Corporation’s Chief Executive Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
40

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American CryoStem Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American CryoStem Corporation (“the Company”) as of September 30, 2017, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses since inception. The factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington
January 16, 2018
F-2

Report of Independent Registered Public Accounting Firm

The Shareholders,

American CryoStem Corporation

We have audited the accompanying balance sheets of American CryoStem Corporation as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American CryoStem Corporation as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2016 in conformity with U.S. generally accepted accounting principles.

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

Leigh J. Kremer, CPA
Red Bank, New Jersey
January 11, 2017

American CryoStem Corporation

Balance Sheets

As of September 30, 2017 and 2016

ASSETS	30-Sep-17	30-Sep-16

Current assets:
Cash	$410,342	$37,251
Accounts receivable- net of allowance for bad debt	171,860	65,335
Prepaid expenses	33,333	0
Inventory	27,704	24,698
Total current assets	643,239	127,284

Other assets:
Receivable from related party (Autogenesis)	0	10,880
Investment in joint venture (Autogenesis)- at cost	1,000	1,000
Security deposit	13,540	13,540
Patent and patents development- net of accumulated amortization	299,057	256,516
Fixed assets- net of accumulated depreciation	52,357	182,701

Total assets	$1,009,193	$591,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$805,936	$831,577
Bridge notes payable	226,500	226,500
Convertible notes payable	864,000	186,400
Deferred revenues	25,664	28,514
Total current liabilities	$1,922,100	$1,272,991

Convertible notes payable	0	1,148,500
Payable to related party (ACS Global Inc.)	108,651	117,184
Total liabilities	$2,030,751	$2,538,675

Commitments & contingencies	0	0

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 37,121,709 shares at September 30, 2016 and 43,409,580 at September 30, 2017	$43,410	$37,122
Additional paid in capital	11,581,197	9,440,282
Accumulated deficit	(12,646,165)	(11,424,158)
Total shareholders’ deficit	(1,021,558)	(1,946,754)

Total Liabilities & Shareholders’ Deficit	$1,009,193	$591,921

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

For the Years Ended September 30, 2017 and 2016

	30-Sep-17	30-Sep-16

Tissue storage & processing	$1,364,373	$394,927
Product sales	76,456	114,986
Licensing	120,000	0
Consulting	300,000	0
Royalties	4,535	84,025
Total revenues	$1,865,364	$593,938
Less cost of revenues	(554,514)	(294,006)

Gross margin	$1,310,850	$299,932

General and administrative expenses:
Professional fees	$72,990	$169,207
Research & development	87,210	114,543
Salary expense	251,000	0
Salary & consulting expense- options grants	1,085,998	603,364
Administration	833,734	707,152
Total general & administrative expenses	2,330,932	1,594,266

Net loss from operations	$(1,020,082)	$(1,294,334)

Other income (expenses):
Other income	2,000	17,223
Loss on settlement of legal bill	(113,617)	0
Interest expense- beneficial conversion feature (debentures issued)	0	(497,426)
Interest expense	(90,308)	(106,599)

Net loss before provision for income taxes	$(1,222,007)	$(1,881,136)

Provision for income taxes	0	0

Net loss	$(1,222,007)	$(1,881,136)

Basic & fully diluted net loss per common share:
Net loss	$(0.03)	$(0.05)

Weighted average of common shares outstanding:
Basic & fully diluted	37,973,803	35,879,124

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

For the Years Ended September 30, 2017 and 2016

	30-Sep-17	30-Sep-16

Operating Activities:
Net loss	$(1,222,007)	$(1,881,136)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad debt expense	84,544	88,806
Loss on settlement of legal bill	113,617	0
Impairment expense (write off lab software development)	123,000	0
Salary & consulting expense- options grants	1,019,998	603,364
Interest expense- beneficial conversion feature (debentures issued)	0	497,426
Depreciation & amortization expense	37,480	39,395
Changes in other operating assets and liabilities :
Accounts receivable	(191,069)	(97,628)
Prepaid expense	(33,333)	0
Inventory	(3,006)	(16,948)
Other receivable- related party	10,880	(8,630)
Deferred revenue	(2,850)	(27,917)
Accounts payable and accrued expenses	395,397	278,877
Net cash provided (used) by operations	$332,651	$(524,391)

Investing activities:
Patents development	$(44,535)	$(18,703)
Security deposit	0	2,860
Purchase of lab equipment & furniture	(28,142)	(8,788)
Net cash used by investing activities	(72,677)	(24,631)

Financing activities:
Issuance of common shares	$13,750	$144,501
Options exercised	110,400	55,476
Issuance of convertible notes	0	378,400
Payment of convertible note	(2,500)	0
Payable to related party	(8,533)	(1,163)
Net cash provided by financing activities	113,117	577,214

Net increase in cash	$373,091	$28,192

Cash balance at beginning of the fiscal year	37,251	9,059

Cash balance at end of the fiscal year	$410,342	$37,251

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

See Note 16 for non-cash transactions

American CryoStem Corporation

Statements of Changes in Shareholders’ Deficit

For the Years Ended September 30, 2017 and 2016

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2015	34,705,451	$34,707	$7,876,967	$(9,543,022)	$(1,631,348)

Issuance of common shares	707,500	708	143,793		144,501
Cancelled shares	(33,333)	(36)	(9,964)		(10,000)
Options exercised	709,500	710	54,766		55,476
Shares issued for services	425,000	425	95,325		95,750
Shares issued for security deposit	50,000	50	10,400		10,450
Shares issued to pay interest due	557,591	558	168,205		168,763
Issuance of options			603,364		603,364
Issuance of convertible notes			497,426		497,426
Net loss				(1,881,136)	(1,881,136)

Balance at September 30, 2016	37,121,709	$37,122	$9,440,282	$(11,424,158)	$(1,946,754)

Issuance of common shares	91,667	92	13,658		13,750
Convertible notes exercised	2,396,548	2,397	465,603		468,000
Options exercised	2,640,000	2,640	107,760		110,400
Shares issued for services	425,000	425	174,825		175,250
Shares issued to pay interest due	534,656	534	149,271		149,805
Issued shares to pay legal bill	200,000	200	209,800		210,000
Issuance of options			1,019,998		1,019,998
Net loss				(1,222,007)	(1,222,007)

Balance at September 30, 2017	43,409,580	$43,410	$11,581,197	$(12,646,165)	$(1,021,558)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Financial Statements

For the Years Ended September 30, 2017 and 2016

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

Cash - For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less. Occasionally, the Company maintains cash balances at financial institutions that exceed federally insured limits.

Revenue Recognition – The Company recognizes tissue storage revenue from the processing of adipose tissue into usable stem cells once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage. Royalties from the licensing of the Company’s assets are recognized when earned and collection of the royalty is reasonable assured. Management evaluated its various revenues to determine whether there are different operating segments based upon their respective source of revenue. Management determined at this time that all types of revenue currently represent one segment.

Bad Debt Expense- The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $23,436 at September 30, 2017 and $-0- at September 30, 2016. Please see Note 14 for additional information.

Inventory- Inventory is valued at lower of cost or market using the last in, first out method. Inventory consists of the disposables and materials to produce production kits for the processing of adipose tissue and cellular samples, the manufacture of our medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory is composed as follows at September 30, 2017 and September 30, 2016.

	2017	2016

Raw materials	$6,223	$4,325
Finished goods	21,481	20,373

Total	$27,704	$24,698

Financials	$27,704	$24,698

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

Office equipment	5 years
Lab equipment	7 years
Furniture	15 years

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2017 and September 30, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2013 to 2016 are subject to IRS and State of New Jersey audit.

Recently Issued Accounting Pronouncements- In February 2016, the FASB issued ASU No. 2016-02 which supercedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in the second quarter of fiscal year 2019 and do not expect the accounting change to have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an updated standard on revenue recognition. The ASU provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies that report using the International Financial Reporting Standards or U.S.GAAP. The main purpose of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also enhances disclosures about revenue, providing guidance for transactions not previously addressed comprehensively and improves the guidance for multiple-element arrangements. The FASB deferred approval of the ASU to effective date for periods after December 15, 2017. The Company is currently evaluating the impact on its consolidated financial statements.

Note 2. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter are as follows:

The Company has achieved positive cash flows in fiscal year 2017. We expect this trend to continue. However, we may continue to rely on debt and equity issuances to fund future operations and business expansion.

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

Net loss per share is computed as follows:

	30-Sep-17	30-Sep-16

Net loss	$(1,222,007)	$(1,881,136)

Weighted average shares outstanding	37,973,803	35,879,124

Basic & fully diluted net loss per common share:	$(0.03)	$(0.05)
F-11

Note 4. Fixed Assets

The fixed assets owned by the Company are comprised as follows.

	30-Sep-17	30-Sep-16

Office equipment	$26,637	$26,637
Furniture	2,455	1,641
Lab equipment	288,693	261,365
Lab software	0	123,000
Accumulated depreciation	(265,428)	(229,942)

Fixed assets- net	$52,357	$182,701

Depreciation expense for Fiscal 2017 and 2016 is $35,486 and $37,401, respectively.

In 2017, management, determined that its lab software asset development was obsolete and decided to write off the asset to its consolidated statement of operations.

Note 5. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The Company at this time has only amortized the issued patents in the amount of $1,994 for these patents for Fiscal 2017 and $1,994 for Fiscal 2016. Patents still in the application process have not to date been amortized. The company has not amortized $276,887 for patents applications in Fiscal 2017 and $222,618 for Fiscal 2016. The following is a description of the Company’s patent assets.

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications. The Company filed and maintains a continuation (U.S. Serial No. 13/194,900) and additional claims were granted on November 8, 2016 under patent Number 9,487,755. The Company filed an additional continuation on November 7, 2016 as part of our overall patent strategy and to cover expanded modifications of the original patent grant, US Patent Application No. 15/344,805.

The Company has filed the following additional patents to extend its intellectual property to encompass additional aspects of the Company’s platform processing technologies. To date the following additional patent filings have been made.

A business method for Collection, Cryogenic Storage and Distribution of a Biologic Sample Material US Serial No 13/702,304 filed June 6, 2011 with a priority date of June 6, 2010.

Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation U.S. Serial No. 13/646,647 filed October 5, 2012 with a priority date of October 6, 2011.

Compositions and Methods for Collecting, Washing, Cryopreserving, Recovering and Return of Lipoaspirates to Physician for Autologous Adipose Transfer Procedures PCT/US13/44621 filed June 6, 2013 with a priority date of June 7, 2013. Additionally, this patent has been filed European Union Application No. EPI3800847.9 and China Application No. 2013800391988

Stem Cell Based Therapeutic Devices and Methods U.S. Serial No. 14/196,616 filed March 4, 2014 with a priority dated of March 10, 2013.

Autologous Serum for Transport of Isolated Stromal Vascular Fraction or Adipose Derived Stem Cells US Serial No. 14,250,338 filed in 2014 with a priority date of April 11, 2013.

Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, International PCT filing PCT/US/68350 filed December 31, 2015 with a priority date of December 31, 2014. During 2017 the Company extended the filing into China, the EU, India, Japan, the Kingdom of Saudi Arabia, Canada and Mexico.

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

Note 6. Debt

The following table describes the Company’s debt outstanding at September 30, 2017.

Debt	Carrying Value	Fair Value	Maturity	Rate

Bridge notes	$226,500	$215,910	Demand	8.00%	In default

Convertible notes 35 cents	$86,000	$81,979	Demand	8.00%	In default

Convertible notes 30 cents	$45,000	$42,896	Demand	8.00%	In default

Convertible notes 20 cents	$467,500	$445,641	Fiscal 2018	8.00%

Convertible notes 15 cents	$265,500	$253,086	Fiscal 2018	8.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.35 with the amount of shares exercisable based on the face value of the convertible note. The holders of the bridge notes also have an option to purchase the shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report, 36,500 of these options remain outstanding.

Note 7. Administration Expense

A detail of administrative expenses in the statements of operations is as follows.

	30-Sep-17	30-Sep-16

Administration	$48,204	$55,625
Advertising & promotion	30,621	70,164
Automobile	2,788	2,333
Bad debt expense	84,544	88,806
Bank fees	1,006	1,406
Business meetings	2,587	6,776
Consulting	186,582	81,544
Depreciation & amortization	37,480	39,395
Dues & subscriptions	230	916
Impairment expense	123,000	0
Insurance	12,448	5,116
Laboratory expenses	231,777	278,600
Postage	1,358	4,633
Rent	31,800	31,800
Telecommunications	10,928	11,456
Travel	26,252	22,683
Web site maintenance	2,129	5,899

Total	$833,734	$707,152

Note 8. Common Stock Issuances

During fiscal year 2016, the Company issued 707,500 shares of common stock and received proceeds of $144,501.

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

During fiscal year 2017, the Company issued 91,667 shares of common stock and received proceeds of $13,750.

During fiscal year 2017, holders of $468,000 convertible notes exercised and were issued 2,396,548 shares.

During fiscal year 2017, option holders exercised their options and received 2,640,000 shares of common stock. The Company received proceeds of $110,400 upon exercise.

During fiscal year 2017, the Company issued 425,000 shares of common stock to consultants for services rendered valued at $175,250. The fair value of the common stock issued at the date of issuance was used to value the transactions

During fiscal year 2017, the Company issued 200,000 shares of common stock for to its lawyers to settle an outstanding legal invoice. The fair value of the common stock issued at the date of issuance was used to value the transaction. The Company recognized a loss on the settlement of $113,617 on the transaction.

During fiscal year 2017, the Company issued 534,656 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The fair value of the common stock issued at the date of issuance was used to value the transactions.

Note 9. Option Issuances

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The Company uses the Black-Sholes option pricing model to measure the fair values of its option grants. For purposes of determining the option values at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model using the parameters of the volatility of the Company’s share prices and the risk free interest rate.

The Company normally issues options to its key personnel and consultants at the end of each fiscal year. Using the Black-Sholes valuation method, the Company recorded salaries and consulting expense of $1,019,998 and $603,364 in fiscal years 2017 and 2016, respectively.

The fair value of the options issued in Fiscal 2017 and 2016 was calculated using the following assumptions.

	2017	2016

Dividend yield	0.00%	0.00%
Risk free interest rate	1.25%	0.25%
Volatility	181.12%	202.70%
Share price	$0.40	$0.30
Term in years	5	5

The following is a summary of common stock options outstanding at September 30, 2017:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2015	12,846,000	$0.21	3.41

Vested	3,050,000
Exercises	(709,500)
Expired	(340,000)

Outstanding at September 30, 2016	14,846,500	$0.22	3.17

Vested	1,885,000
Exercises	(2,640,000)
Expired	(150,000)

Outstanding at September 30, 2017	13,941,500	$0.25	2.75

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

The Company has no assets and liabilities September 30, 2017 and September 30, 2016 that would qualify for the above hierarchy.

Note 11. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows.

2018	$39,072
2019	13,024

Net minimum lease payments	$52,096

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of September 30, 2017.

Note 12. Concentrations of Credit

The Company received approximately 83% and 60% of its revenues in fiscal year 2017 and 2016 from two clients; Cells on Ice, a network of physicians through which we market our services under the Cells on Ice brand, and ProStemCell, our licensee located in Hong Kong. The Company also had accounts receivable from Health Innovative Technologies of $100,000 for the year ended September 30, 2017 and $40,000 for the year of Fiscal 2016.

Note 13. Joint Venture

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture will be responsible for its own funding. Autogenesis has no material business operations during fiscal years 2017 and 2016.

Note 14. Related Party Transactions

At September 30, 2017, the Company had an advance receivable from Autogenesis, discussed in Note 13, for $31,039 for management services rendered by the Company. The advance receivable has no interest rate, is unsecured, and due on demand. The Company determined the receivable to be uncollectible and has fully reserved for it at September 30, 2017

At September 30, 2017, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $108,651. The advances are due on demand, are unsecured, and carry no interest rate.

Note 15. Income Taxes

Provision for income taxes is comprised of the following:

	30-Sep-17	30-Sep-16

Net loss before provision for income taxes	$(1,222,007)	$(1,881,136)

Current tax expense:
Federal	$0	$0
State	0	0
Total	0	0

Less deferred tax benefit:
Tax loss carryforwards	(5,538,905)	(4,187,180)
Allowance for recoverability	5,538,905	4,187,180
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34.00%	34.00%
Statutory state and local income tax	10.00%	10.00%
Less allowance for tax carryforward	-44.00%	-44.00%
Effective rate	0.00%	0.00%

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2033 and 2034 and may not be recoverable upon the purchase of the Company under current IRS statutes.

Note 16. Non- Cash Transactions

As an addendum the consolidated statements of cash flows, the following non-cash transactions occurred in fiscal years 2017 and 2016.

The Company issued shares to pay interest expense on the convertible notes and bridge notes of $149,805 and $168,763 in fiscal years 2017 and 2016, respectively.

In fiscal year 2017, the Company issued shares to pay a legal bill valued at $210,000.

In fiscal year 2016, the Company issued shares to pay for a security deposit on its lab location for $10,450.

See Note 8 for description of common stock issued in Fiscal 2017.

Note 17. Subsequent Events

During the period from October 1, 2017 through the date these financial statements were available to be issued, January 16, 2018, the Company:

Issued 2,100,292 shares of common stock. The shares were issued for services rendered by vendors, legal bill settlement, conversions of convertible debt, interest payable on notes outstanding, and the exercise of options by advisory board members.

On January 3, 2018 the Company received a Warning Letter from the US Food and Drug Administration relating to its adipose derived stem cell product and its production facilities. The Company will respond to the FDA within the required 15 day response period.

Invested $300,000 into Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd. A new Company created by the Company’s Hong Kong licensee to provide the Company’s services into China.

