Form 10-Q
period 2017-12-31
AMERICAN CRYOSTEM Corp
filed 2018-02-14
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended December 31, 2017

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

Yes ☐ No ☒

As of February 12, 2018, there were 45,519,016 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

As of December 31, 2017 and September 30, 2017

ASSETS	31-Dec-17	30-Sep-17
	Unaudited	Audited
Current assets:
Cash	$140,564	$410,342
Accounts receivable- net of allowance for bad debt	419,879	171,860
Prepaid expenses	10,000	33,333
Inventory	31,069	27,704
Total current assets	601,512	643,239

Other assets:
Investment in Autogenesis- at cost	1,000	1,000
Investment in Baoxin- at cost	300,000	0
Security deposit	13,540	13,540
Patent and patents development- net of accumulated amortization	307,511	299,057
Fixed assets- net of accumulated depreciation	176,634	52,357

Total assets	$1,400,197	$1,009,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$695,620	$805,936
Deferred revenues	200,000	25,664
Bridge notes payable	226,500	226,500
Convertible notes payable	639,000	864,000
Commitments & contingencies (equipment lease)	29,583	0
Total current liabilities	$1,790,703	$1,922,100

Other liabilities:
Commitments & contingencies (equipment lease)	73,207	0
Payable to related party (ACS Global Inc.)	107,527	108,651
Total liabilities	$1,971,437	$2,030,751

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 45,494,016 shares at December 31, 2017 and 43,409,580 at September 30, 2017	$45,495	$43,410
Additional paid in capital	12,583,823	11,581,197
Accumulated deficit	(13,200,558)	(12,646,165)
Total shareholders’ deficit	(571,240)	(1,021,558)

Total Liabilities & Shareholders’ Deficit	$1,400,197	$1,009,193

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

For the Quarters Ended December 31, 2017 and December 31, 2016

Unaudited

	3 Months	3 Months
	31-Dec-17	31-Dec-16
Tissue storage & processing	$412,599	$280,471
Licensing	126,667	40,000
Total revenues	$539,266	$320,471
Less cost of revenues	(83,374)	(122,775)

Gross margin	$455,892	$197,696

General and administrative expenses:
Professional fees	$27,226	$16,436
Research & development	0	25,917
Salary expense	89,409	66,000
Option grant to consultant	549,588	0
Administration	238,084	152,368
Total general & administrative expenses	904,307	260,721

Net loss from operations	($448,415)	($63,025)

Other income (expenses):
Loss on settlement of legal bill	(76,437)	0
Interest expense	(29,541)	(31,726)

Net loss before provision for income taxes	($554,393)	($94,751)

Provision for income taxes	0	0

Net loss	($554,393)	($94,751)

Basic & fully diluted net loss per common share:
Net loss	($0.01)	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	43,757,135	37,343,961

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

For the Quarters Ended December 31, 2017 and December 31, 2016

Unaudited

	3 Months	3 Months
	31-Dec-17	31-Dec-16
Operating Activities:
Net loss	($554,393)	($94,751)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad debt expense	0	5,122
Interest expense- beneficial conversion feature (debentures issued)	0	31,726
Consulting fees & salaries	549,588	66,000
Depreciation & amortization expense	8,504	9,698
Loss on settlement of legal bill	76,437	0
Changes in other operating assets and liabilities :
Accounts receivable	(248,019)	(38,872)
Prepaid expense	23,333	0
Inventory	(3,365)	0
Deferred revenue	174,336	(3,234)
Accounts payable and accrued expenses	18,370	(23,803)
Net cash provided (used) by operations	$44,791	($48,114)

Investing activities:
Patents development	($10,975)	($8,072)
Investment in Baoxin	(300,000)	0
Purchase of lab equipment	(27,470)	0
Net cash used by investing activities	(338,445)	(8,072)

Financing activities:
Issuance of common shares	$0	$56,007
Options exercised	25,000	0
Payable to related party	(1,124)	(2,825)
Net cash provided by financing activities	23,876	53,182

Net decrease in cash	($269,778)	($3,004)

Cash balance at beginning of the period	410,342	37,251

Cash balance at end of the period	$140,564	$34,247

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0
Income taxes paid during the fiscal year	$0	$0

See Note 15 for non-cash Transactions
See the notes to the financial statements for additional information.

American CryoStem Corporation

Notes to the Financial Statements

For the Quarters Ended December 31, 2017 and December 31, 2016

Unaudited

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

The Financial Statements for the period ended December 31, 2017 should be read in conjunction with the Company’s Form 10K for the period ended September 30, 2017.

Use of Estimates - The preparation of the financial statements in conformity with United States generally accepted accounting principles (“GAAP”) uniformly applied requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates. Management believes that all adjustments to the financial statements for the period ended December 31, 2017 have been made.

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

Management evaluated its various revenues to determine whether there are different operating segments based upon their respective source of revenue. Management determined, at this time, that all types of revenue currently represent one segment.

Bad Debt Expense- The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $23,436 at December 31, 2017 and September 30, 2017.

Inventory- Inventory is valued at lower of cost or market using the last in, first out method. Inventory consists of the disposables and materials to produce production kits for the processing of adipose tissue and cellular samples, the manufacture of our medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory is composed as follows at December 31, 2017 and September 30, 2017.

	31-Dec-17	30-Sep-17

Materials	$31,069	$27,704

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

Leased equipment assets are depreciated over the estimated life of the asset or its lease term, whichever is less.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2013 to 2016 are subject to IRS and State of New Jersey audit.

Recently Issued Accounting Pronouncements- In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in the second quarter of fiscal year 2019 and do not expect the accounting change to have a material effect on our financial statements.

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

Note 2. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which creates substantial doubt of the company’s ability to continue as a going concern. Management’s plans with regard to this matter are as follows:

The Company has achieved positive cash flows in fiscal year 2017 and the first fiscal quarter of 2018. We expect this trend to continue. However, we may continue to rely on debt and equity issuances to fund future operations and business expansion.

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

Net loss per share is computed as follows:

	31-Dec-17	31-Dec-16

Net loss	($554,393)	($94,751)

Weighted average shares outstanding	43,757,135	37,343,961

Basic & fully diluted net loss per common share:	($0.01)	($0.00)

Note 4. Fixed Assets

The fixed assets owned by the Company are comprised as follows.

	31-Dec-17	30-Sep-17

Office equipment	$26,637	$26,637
Furniture	2,455	2,455
Lab equipment	418,953	288,693
Accumulated depreciation	(271,411)	(265,428)

Fixed assets- net	$176,634	$52,357

Note 5. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The Company at this time has only been amortizing those patents which have been issued to the Company. Patents still in the application process have not to date been amortize. The unamortized costs of the patents in the application process are $257,760. The following is a description of the Company’s patent assets.

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

Note 6. Debt

The following table describes the Company’s debt outstanding at December 31, 2017.

Debt	Carrying Value	Fair Value	Maturity	Rate

Bridge notes	$226,500	$229,820	Demand	8.00%	In default

Convertible notes 35 cents	$86,000	$87,261	Demand	8.00%	In default

Convertible notes 30 cents	$45,000	$45,660	Demand	8.00%	In default

Convertible notes 20 cents	$312,500	$317,081	Fiscal 2018	8.00%

Convertible notes 15 cents	$195,500	$198,366	Fiscal 2018	8.00%

Capital lease	$102,790	$104,297	Fiscal 2021	14.00%

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

Note 7. Administration Expense

A detail of administrative expenses in the statements of operations is as follows.

	31-Dec-17	31-Dec-16

Administration	$27,979	$29,960
Sales & marketing	17,582	2,563
Bad debt expense	0	5,122
Consulting	20,000	32,000
Depreciation & amortization	8,504	9,698
Dues & subscriptions	2,670	60
Insurance	8,316	7,599
Laboratory expenses	127,175	50,917
Rent	7,950	7,950
Telecommunications	3,155	2,074
Travel	13,146	4,347
Web site maintenance	1,607	78

Total	$238,084	$152,368

Note 8. Common Stock Issuances

During the first quarter of fiscal 2018, the Company issued 600,000 shares upon the exercise of options held by shareholders. The Company received proceeds of $25,000.

During the first quarter of fiscal 2018, the Company issued 23,705 shares to pay interest due to debenture holders and bridge note holders. The value of the interest paid is $18,727.

During the first quarter of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first quarter of 2018, a debenture holder exercised $225,000 of debentures and was issued 1,241,667 shares.

During the first quarter of fiscal 2017, the Company issued 91,667 shares of common stock and received proceeds of $15,000.

During the first quarter of fiscal 2017, the Company issued 300,000 shares of common stock to consultants for services rendered valued at $66,000.

During the first quarter of fiscal 2017, the Company issued 144,137 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $41,007.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year. Using the Black-Sholes valuation method, the Company recorded salaries and consulting expense of $549,588 and $-0- in the first quarter of 2018 and 2017, respectively.

The following is a summary of common stock options outstanding at December 31, 2017:

		Wgtd Avg.	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2016	14,846,500	$0.22	3.17

Issues	1,885,000
Exercises	(2,640,000)
Expired	(150,000)

Outstanding at September 30, 2017	13,941,500	$0.25	2.75

Issues	500,000
Exercises	(600,000)
Expired	0

Outstanding at December 31, 2017	13,841,500	$0.25	1.64

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

The following classifies the Company’s investments as per the above hierarchy.

Investments: 12/31/17	Level I	Level II	Level III

Investment in Autogenesis- at cost	$0	$0	$1,000
Investment in Baoxin- at cost	0	0	300,000

Totals	$0	$0	$301,000

Investments: 9/30/17	Level I	Level II	Level III

Investment in Autogenesis- at cost	$0	$0	$1,000

Totals	$0	$0	$1,000

Note 11. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows.

2018	$39,072
2019	13,024

Net minimum lease payments	$52,096

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company entered into a lease for lab equipment in the first quarter of 2018. The minimum lease payments due on the capital lease are as follows.

2018	$31,676
2019	42,235
2020	42,235
2021	10,559

Total minimum lease payments	$126,706

Less amounts representing interest	(23,916)

Present value of net minimum lease payments	$102,790

Depreciation expense for the leased equipment for the first quarter of 2018 was $3,525.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2017.

Note 12. Concentrations of Credit

From time to time, the Company maintains cash balances at financial institutions that exceed federally insured limits.

During the first quarter of fiscal year 2018, client Cells on Ice accounted for 52% of gross revenues. Also, at December 31, 2017, clients Health Innovative Technologies and Baoxin Ltd. accounted for 94% of the accounts receivable balance.

Note 13. Investments

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

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publically traded corporation and the investment is carried at cost at December 31, 2017

Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China. CRYO has received an upfront fee of $300,000 USD and a 5 year minimum annual guarantee of $500,000 USD per year. Additionally, as part of the transaction CRYO has invested $300,000 into Baoxin to obtain 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in the Regenerative Medicine Center in Hong Kong (HK). The short term goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a better, more natural dermal filler over artificial fillers.

Note 14. Related Party Transactions

At December 31, 2017, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $107,527. The advances are due on demand, are unsecured, and carry no interest rate.

Note 15. Non- Cash Transactions

As an addendum to the statement of cash flows, the following are non-cash transactions taking place in the first quarter of 2018

The Company entered into a lease for laboratory equipment in December 2017. The amount financed by the lease was $102,790.

During the first quarter of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first quarter of 2018, a debenture holder exercised $225,000 of debentures and was issued 1,241,667 shares.

Note 16. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2017 through the date this report became available to be issued and found no material subsequent events reportable during this period.

On January 3, 2018 the Company received a warning letter from the FDA concerning our shipments of our ATCELL product within the US under our contract manufacturing agreement with Cells On Ice. The FDA states in the letter that they have determined that the ATCELL product is a drug and requires an active and approved Investigational New Drug Application to be filed with the FDA. Following review of the letter with the Company’s counsel and advisors and although the Agreement calls for Cells On Ice to be responsible for all FDA requirements, the Company has decided that due to the circumstances, to suspend shipment of the product under the Agreement until the requisite documents are filed and accepted by the FDA.

The Company issued 25,000 shares of common stock for services rendered on January 4, 2018.

During the quarter ended December 31, 2017 the Company created two subsidiaries to support the Company’s business and obligations for associated with its previously announced expansion into China. The Company formed APAC CryoStem Limited (“APAC-SZ”), a limited liability Company established in Hong Kong with a registered office of Rm 510C, Harbour Crystal Center, 100 Granville Road, Tsim Sha Tsui, Hong Kong. Additionally the Company formed APAC CryoStem (Shenzhen) Limited with a registered office at Flat A 3/F, Liyuan Hotel, No. 1018, Qianwan Road 1, Qiunhai Schemzhen-Hong Knog Cooperative District, Shenzhen, PRC. The two new Companies are wholly owned by American CryoStem Corporation. The two subsidiaries had no operations for the period ended December 31, 2017.

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, laboratory dedicated to standardized processing, bio-banking and development of cellular tools and applications using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, services and international licensing opportunities. Our FDA registered laboratory for human tissue processing, cryo-storage and cell culture and differentiation media development is located in Monmouth Junction, New Jersey.

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

Our proprietary, patent pending processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of February 1, 2018, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (2419), adult stem cells (5525), adipose derived stem cells (221), mesenchymal stem cells (805), and stromal vascular fraction (8).

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

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue and cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals to prepare for future cosmetic or regenerative procedures by storing multiple samples of their own adipose tissue to be returned in the future as a natural biocompatible filler, or the sample may be further processed to create cellular therapy applications without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create stem cells “ATCELL™”.

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

The Company intends to support its cell therapy application research, development and collaborative efforts by making ATCELL™ and ATGRAFT™ samples available for research and product development purposes through joint ventures, and university and commercial collaborations. These adipose tissue and cell line samples, we believe will be highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research due to our clinical processing methodology, donor sample data and the ability to create multiple cell types that have identical genetic profiles. We believe the clinical processing methods, data collection and testing of our ATCELL™ and the ability to make multiple cell types from the same donor line allows research teams to focus on application development and avoid bench to commercialization delays. The Company will also distribute its ATCELL™ cell products to users of its ACSelerate™ cell culture media for research and development. The Company is investigating new sources of human mesenchymal cell lines for production and distribution to the cellular therapy research market.

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

The Company has entered into a licensing and manufacturing agreement with PeproTech, Inc a life sciences company formed in 1988. PeproTech is the trusted source for the development and manufacturing of high quality cytokine products for the life-science and cell therapy markets.  Over the past 26 years the company has grown into a global enterprise with state-of-the-art manufacturing facilities in the US, and offices around the world. With over 2,000 products PeproTech has developed and refined innovative protocols to ensure quality, reliability and consistency. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under PeproTech’s, PeproGrow™ and the Company’s ACSelerate-Max™, brands. Additionally, the company offers its ATCELL™ research grade adipose derived stem cells to purchasers of either the PeproGrow™ or ACSelerate Max™ branded cell culture mediums for research and development.

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium (clinical) grade and FBS (research) grade. This patent covers both research grades and grades the Company believes suitable for cell culture of adipose-derived stem cells intended for use in humans. Additionally on November 8, 2016 the Company was granted additional claims from the continuation U.S. Serial No. 13/194,900 issued as a new Patent Serial No. 9,487,755. Prior to the issuance the Company filed a continuation in part (CIP) containing additional claims related to our ongoing media development.

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

Our media products are being utilized by our research partners engaged in developing novel new cellular applications and treatments. The Company supports these efforts by making ATCELL™ samples available for research purposes and for internal product development through our research programs. We believe these cell lines are highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research. We also believe that the Company’s ability to provide materials for these research and development collaborators, partners and other third parties extends the Company’s ability to become a primary source of autologous cellular materials and services necessary to support approved applications and treatments.

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

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the individual and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company for its ATGRAFT™ and ATCELL™ products.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in ATGRAFT™ processing and laboratory recordkeeping procedures. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue in future years. The Agreement also provided CellSource with a two year (2) opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company in Japan. The right of first refusal expired on June 2, 2017.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate–Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate-Max brands.. PeproTech will leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of ACSelerate-Max and other optimized media lines Additionally, the Company and PeproTech have discussed the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale.

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

Cells on Ice:

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing Standard Operating Procedures (SOPs), processing protocols and patented products into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. COI has initiated several IRB approved studies. This initial work will become the basis for a series of regulatory filings for product approval and registration with the FDA.

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

Title	Technology	Application Number
Cell culture media, Kits, and Methods of Use	ACS cell culture media line Covers 12 types of Medium	US Patent No. 7,989,205 Issued August 2, 2011
Cell culture media, Kits, and Methods of Use	ACS cell culture media line Additional claim Granted for all 12 medium types	US Patent No. 9,487,755 Issued November 8, 2016 Continuation of US Patent No. 7,989,205
Cell culture media, Kits, and Methods of Use	ACS cell culture media line Continuation of Granted Patent covering additional improvements	US Patent Application No. 15/344,805 Continuation of US Patent No. 7,989,205
Human serum for cell culture medium for growth of human adipose stromal cells	A cell culture medium for growth of human adipose stromal cells for human and therapeutic applications	PCT/US15/68350 30 month National Phase entry date of June 31, 2017
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Covers CELLECT Kit, Transport and Cryopreservation Medium for ATGRAFT and ATCELL Products	US Serial No 13/194,900 Filed June 6, 2010 Patent Application Published December 5, 2013
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Continuation covering Improvements	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/194,900 imminent (PCT Application filing planned)
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 6, 2011
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/646,900 imminent (PCT Application filing planned)

Compositions and Methods for collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers the core processing adipose tissue for ATGRAFT adipose tissue dermal filler product	U.S. Serial No. 14/406,203 National Phase entry date of December 5, 2014 based on PCT/US2013/044621 European Union Application No. EPI3800847.9 China Application No. 2013800391988
Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers additional claims related to ATGRAFT process not included in original application	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 14/406,203 imminent (PCT Application filing planned)
Systems and methods to isolate and expand stem cells from urine	Isolation of stem cells from urine of patients for use in research and therapeutics	US Serial Nos. 62/335,426 and 62/439,106

Additionally, the Company has in-licensed IP with the following collaborations and joint ventures;

Cosmetic compositions including tropoelastin isomorphs (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based a biological (PCS)	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, and research/commercial uses of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs, are closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to continue to employ advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

We plan to continue marketing programs focused on reaching plastic and cosmetic surgeons to join the initial group of providers that began to offer our services to their patients in 2015. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

The program is designed to permit the licensing of the Company’s products and services to organizations that meet the Company’s financial and technical criteria. The licensing program allows for a variety of business relationship including franchising, partnering and joint venturing. Marketing efforts to date have been to clinics, physician and hospitals in foreign jurisdictions capable of rapidly building or committing the appropriate facilities and personnel to create the required laboratory facilities to operate the CELLECT ®, ATGRAFT™ and ATCELL™ services in their local market. Strategically, the Company’s international licensees will maintain the branding of the Company’s services along the lines of the “Intel Inside” branding program.

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

CellSource, LTD. – Tokyo, Japan

In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT ™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet Licensing the ATGRAFT™ technology to CellSource for Japan. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products.. However, the growing focus on research and development in Japan and South Korea makes AsiaPacific the fastest growing region at a CAGR of 30.9% during 2014-2020

Health Information Technology Company, LTD – Hong Kong and Shenzhen, China

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service in Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non-exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kit as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen cord blood collection facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014.

During 2017 the Company entered into additional agreements with HIT to allow for the transfer of their rights to an affiliated Company Baoxin Asia pacific Biotechnology Co, Ltd (“Baoxin”) in Shenzhen China. Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China. CRYO has received an upfront fee of $300,000 USD and a 5 year minimum annual guarantee of $500,000 USD per year. Additionally, as part of the transaction CRYO has invested $300,000 into Baoxin to obtain 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in the Regenerative Medicine Center in Hong Kong (HK). The short term goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a better more natural dermal filler over artificial fillers.

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

Liquidity and Capital Resources

As of December 31, 2017, the Company had a cash balance of $140,564 and accounts receivable of $419,879. Our sources of funds were tissue processing and storage fees, international product sales, consulting and licensing fees. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required. In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

There was no significant impact on the Company’s operations as a result of inflation for the quarter ended December 31, 2017.

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

Management continued its focus on increasing revenue and reducing costs in the first quarter of Fiscal 2018. As a result of these efforts by Management, the Company’s Revenue for the three month period ended December 31, 2017 increased to $539,266 in Fiscal 2018 versus $320,471 in the same quarterly period of Fiscal 2017, an increase of 68%, and Accounts Receivable increased to $419,879 in Fiscal 2018 from $171,860 in Fiscal 2017, an increase of 144% during the same period. Contributing to the total revenue increase for Fiscal 2018, International Revenue increased to $126,667 in Fiscal 2018 from $40,000 in Fiscal 2017 an increase of 216%, and Tissue Storage and Processing increased to $412,599 in Fiscal 2018 from $280,471 in Fiscal 2017, an increase of 46%. As a result of ongoing cost control efforts by Management, short term liabilities decreased to $1,790,703 for the three month period ended December 31, 2017 from $1,922,100 at the end of Fiscal 2017. Professional Fees were $27,226 for the First Quarter of 2018 versus $16, 436 for the same period of Fiscal 2017, and the Company did not expense any research and development fees for Fiscal 2018 versus $25, 917 for the same period for Fiscal 2017.

Commitments

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2018	39,072
2019	13,024
Net minimum lease payments	$52,096

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2017.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At December 31, 2017, the Company had an advance receivable from Autogenesis, for $31,039 for management services rendered by the Company. The advance receivable has no interest rate, is unsecured, and due on demand. The Company determined the receivable to be uncollectible and has fully reserved for it at September 30, 2017

At September 30, 2017, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $108,651. The advances are due on demand, are unsecured, and carry no interest rate. The balance at December 31, 2017 was $107,527.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in the second quarter of fiscal year 2019 and do not expect the accounting change to have a material effect on our financial statements.

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

As of December 31, 2017, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

During the first quarter of fiscal 2018, the Company issued 600,000 shares upon the exercise of options held by shareholders. The Company received proceeds of $25,000.

During the first quarter of fiscal 2018, the Company issued 23,705 shares to pay interest due to debenture holders and bridge note holders. The value of the interest paid is $18,727.

During the first quarter of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first quarter of 2018, a debenture holder exercised $225,000 of debentures and was issued 1,241,667 shares.

During the first quarter of fiscal 2017, the Company issued 91,667 shares of common stock and received proceeds of $15,000.

During the first quarter of fiscal 2017, the Company issued 300,000 shares of common stock to consultants for services rendered valued at $66,000.

During the first quarter of fiscal 2017, the Company issued 144,137 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $41,007.

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

AMERICAN CRYOSTEM CORPORATION

February 14, 2018	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 14, 2018	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
36