Form 10-Q
period 2018-03-31
AMERICAN CRYOSTEM Corp
filed 2018-05-14
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended March 31, 2018

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

Yes ☐ No ☒

As of May 7, 2018, there were 47,266,192 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Consolidated Balance Sheets

As of March 31, 2018 and September 30, 2017

	31-Mar-18	30-Sep-17
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$323,682	$410,342
Accounts receivable- net of allowance for bad debt	163,917	171,860
Prepaid expenses	18,000	33,333
Inventory	31,069	27,704
Total current assets	536,668	643,239

Other assets:
Investment in Autogenesis- at cost	1,000	1,000
Investment in Baoxin- at cost	300,000	0
Security deposit	13,540	13,540
Patent and patents development- net of accumulated amortization	315,278	299,057
Fixed assets- net of accumulated depreciation	155,658	52,357

Total assets	$1,322,144	$1,009,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$390,275	$362,576
Deferred revenues	151,095	25,664
Bridge notes payable	226,500	226,500
Convertible notes payable	489,000	864,000
Commitments & contingencies (equipment lease)	31,001	0
Total current liabilities	$1,287,871	$1,478,740

Other liabilities:
Salaries payable to officers	478,360	443,360
Commitments & contingencies (equipment lease)	62,386	0
Payable to related party (ACS Global Inc.)	107,020	108,651
Total liabilities	$1,935,637	$2,030,751

Shareholders’ equity:
Common stock- $.001 par value, authorized 300,000,000 shares authorized, issued and outstanding, 46,269,016 shares at March 31, 2018 and 43,409,580 at September 30, 2017	$46,270	$43,410
Additional paid in capital	12,746,798	11,581,197
Accumulated comprehensive income	1,700	0
Accumulated deficit	(13,408,261)	(12,646,165)
Total shareholders’ deficit	(613,493)	(1,021,558)

Total Liabilities & Shareholders’ Deficit	$1,322,144	$1,009,193

See the notes to the financial statements.

American CryoStem Corporation

(unaudited)

Consolidated Statements of Operations

For the Six Months and Quarters Ended March 31, 2018 and March 31, 2017

	6 Months	6 Months	3 Months	3 Months
	31-Mar-18	31-Mar-17	31-Mar-18	31-Mar-17

Tissue storage & processing	$604,215	$670,142	$191,616	$389,671
Licensing	175,634	80,000	48,967	40,000
Total revenues	$779,849	$750,142	$240,583	$429,671
Less cost of revenues	(162,485)	(273,221)	(79,111)	(149,916)

Gross margin	$617,364	$476,921	$161,472	$279,755

General and administrative expenses:
Professional fees	$59,013	$108,104	$31,787	$27,667
Salary expense	171,882	196,000	82,473	59,888
Option grant to consultant	549,588	0	0	0
Laboratory expenses	276,567	112,354	149,392	86,437
Administration	173,578	95,434	62,669	77,179
Total general & administrative expenses	1,230,628	511,892	326,321	251,171

Net loss from operations	($613,264)	($34,971)	($164,849)	$28,584

Other income (expenses):
Loss on settlements	(96,621)	0	(20,184)	0
Interest expense	(52,211)	(72,617)	(22,670)	(40,891)

Net loss before provision for income taxes	($762,096)	($107,588)	($207,703)	($12,307)

Provision for income taxes	0	0	0	0

Net loss	($762,096)	($107,588)	($207,703)	($12,307)

Basic & fully diluted net loss per common share:
Net loss	($0.02)	($0.00)	($0.00)	($0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	44,630,031	37,598,437	45,519,016	37,857,967

See the notes to the financial statements.

4

American CryoStem Corporation

Consolidated Statements of Comprehensive Loss

(unaudited)

For the Six Months Ended March 31, 2018 and March 31, 2017

	31-Mar-18	31-Mar-17

Net loss	($762,096)	($107,588)

Other comprehensive income:
Foreign currency translation adjustment	1,700	0

Comprehensive loss	($760,396)	($107,588)

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended March 31, 2018 and March 31, 2017

	6 Months	6 Months
	31-Mar-18	31-Mar-17
Operating Activities:
Net loss	($762,096)	($107,588)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad debt expense	0	12,620
Interest expense- beneficial conversion feature (debentures issued)	0	72,617
Consulting fees & salaries (paid from stock)	563,338	66,000
Depreciation & amortization expense	30,408	20,567
Loss on settlement of legal bill	96,621	0
Changes in other operating assets and liabilities :
Accounts receivable	7,943	(81,456)
Prepaid expense	15,333	(2,801)
Inventory	(3,365)	(2,446)
Deferred revenue	125,431	(4,098)
Salaries payable to officers	35,000	35,000
Accounts payable and accrued expenses	136,202	(37,593)
Net cash provided (used) by operations	$244,815	($29,178)

Investing activities:
Patents development	($19,670)	($26,234)
Investment in Baoxin	(300,000)	0
Purchase of lab equipment	(27,470)	(8,318)
Net cash used by investing activities	(347,140)	(34,552)

Financing activities:
Issuance of common shares	$0	$135,625
Options exercised	25,000	0
Paid down capital lease	(9,403)	0
Payable to related party (ACS Global Inc.)	(1,631)	(7,604)
Net cash provided by financing activities	13,966	128,021

Net change in cash	($88,359)	$64,291

Effect of exchange rate changes on cash	1,700	—
Cash balance at beginning of the period	410,342	37,251

Cash balance at end of the period	$323,683	$101,542

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,465	$4,504
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

See Note 15 for non-cash transactions.

American CryoStem Corporation

(unaudited)

Notes to the Consolidated Financial Statements

For the Six Months Ended March 31, 2018 and March 31, 2017

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

The Consolidated Financial Statements for the period ended March 31, 2018 should be read in conjunction with the Company’s Form 10K for the period ended September 30, 2017.

Use of Estimates - The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) uniformly applied requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances have been eliminated.

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

Bad Debt Expense- The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $23,436 at March 31, 2018 and September 30, 2017.

Inventory- Inventory is valued at lower of cost or market using the last in, first out method. Inventory consists of the disposables and materials to produce production kits for the processing of adipose tissue and cellular samples, the manufacture of our medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory is composed as follows at March 31, 2018 and September 30, 2017.

	31-Mar-18	30-Sep-17

Materials	$31,069	$27,704

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2017 are subject to IRS and State of New Jersey audit.

Recently Issued Accounting Pronouncements- In February 2016, the FASB issued ASU No. 2016-02 which supercedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in the first quarter of fiscal year 2019 and do not expect the accounting change to have a material effect on our financial statements.

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

Net loss per share is computed as follows:

	6 Months	6 Months	3 Months	3 Months
	31-Mar-18	31-Mar-17	31-Mar-18	31-Mar-17

Net loss	($762,096)	($107,588)	($207,703)	($12,307)

Weighted average shares outstanding	44,630,031	37,598,437	45,519,016	37,857,967

Basic & fully diluted net loss per common share:	($0.02)	($0.00)	($0.00)	($0.00)

Note 4. Fixed Assets

The fixed assets owned by the Company are comprised as follows.

	31-Mar-18	30-Sep-17

Office equipment	$26,637	$26,637
Furniture	2,455	2,455
Lab equipment	418,953	288,693
Accumulated depreciation	(292,387)	(265,428)

Fixed assets- net	$155,658	$52,357
10

Note 5. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The Company at this time has only been amortizing those patents which have been issued to the Company. Patents still in the application process have not to date been amortized. The unamortized costs of the patents in the application process are $266,455. The following is a description of the Company’s patent assets.

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

Note 6. Debt

The following table describes the Company’s debt outstanding at March 31, 2018.

Debt	Carrying Value	Fair Value	Maturity	Rate

Bridge notes	$226,500	$229,820	Demand	8.00%

Convertible notes 35 cents	$86,000	$87,261	Demand	8.00%

Convertible notes 30 cents	$45,000	$45,660	Demand	8.00%

Convertible notes 20 cents	$162,500	$164,882	Demand	8.00%

Convertible notes 15 cents	$195,500	$198,366	Demand	8.00%

Capital lease	$93,387	$94,756	Fiscal 2021	14.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.35 with the amount of shares exercisable based on the face value of the convertible note. The “Fair Value” is derived using a mathematical model used for similar debt, the debt is classified as a Level 2 financial instrument as per Note 10. The holders of the bridge notes also have an option to purchase the shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report, 36,500 of these options remain outstanding.

Note 7. Administration Expense

A detail of administrative expenses in the statements of operations for the six months ended is as follows.

	31-Mar-18	31-Mar-17

Administration	$53,254	$20,224
Sales & marketing	3,446	5,457
Bad debt expense	0	12,620
Consulting (shares issued)	39,208	0
Depreciation & amortization	30,408	20,567
Dues & subscriptions	3,760	230
Insurance	8,316	590
Rent	10,600	15,900
Telephones	4,844	4,428
Travel	17,783	14,373
Web site maintenance	1,959	1,045

Total	$173,578	$95,434
12

Note 8. Common Stock Issuances

During the first six months of fiscal 2018, the Company issued 600,000 shares upon the exercise of options held by shareholders. The Company received proceeds of $25,000.

During the first six months of fiscal 2018, the Company issued 23,705 shares to pay interest due to debenture holders and bridge note holders. The value of the interest paid is $18,727.

During the first six months of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first six months of fiscal 2018, the Company issued 25,000 shares to a consultant for services rendered valued at $13,750.

During the first six months of 2018, debenture holders exercised $375,000 of debentures and were issued 1,991,441 shares.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year. Using the Black-Sholes valuation method, the Company recorded salaries and consulting expense of $549,588 and $-0- in the first six months of 2018 and 2017, respectively.

The following is a summary of common stock options outstanding at March 31, 2018:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2016	14,371,500	$0.22	3.17

Issues	1,885,000
Exercises	(2,640,000)
Expired	(150,000)

Outstanding at September 30, 2017	13,466,500	$0.25	2.75

Issues	500,000
Exercises	(600,000)
Expired	0

Outstanding at March 31, 2018	13,366,500	$0.22	2.07

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

The following classifies the Company’s investments as per the above hierarchy.

Investments: 3/31/18	Level I	Level II	Level III

Investment in Autogenesis- at cost	$0	$0	$1,000
Investment in Baoxin- at cost	0	0	300,000

Totals	$0	$0	$301,000

Investments: 9/30/17	Level I	Level II	Level III

Investment in Autogenesis- at cost	$0	$0	$1,000

Totals	$0	$0	$1,000

Note 11. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows.

2018	$15,460
2019	$23,190
Net minimum lease payments	$38,650

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

The Company entered into a lease for lab equipment in the first quarter of 2018. The minimum lease payments due on the capital lease are as follows.

	2018 balance	$21,118
	2019	42,235
	2020	42,235
	2021	7,039

Total minimum lease payments		$112,627

Less amounts representing interest		(19,240)

Present value of net minimum lease payments		$93,387

Depreciation expense for the leased equipment for the first quarter of 2018 was $14,101.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2018.

Note 12. Concentrations of Credit

From time to time, the Company maintains cash balances at financial institutions that exceed federally insured limits.

During the first six months of fiscal year 2018, client Cells on Ice accounted for 60% of gross revenues. Also, at March 31, 2018, client Baoxin Ltd. accounted for 61% of the accounts receivable balance.

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

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publically traded corporation and the investment is carried at cost at March 31, 2018.

Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China. The Company has received an upfront fee of $300,000 USD and a 5 year minimum annual guarantee of $500,000 USD per year. Additionally, as part of the transaction the Company has invested $300,000 into Baoxin to obtain 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in the Regenerative Medicine Center in Hong Kong (HK). The short term goals are to set up two additional GMO grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a more natural dermal filler over artificial fillers.

Note 14. Related Party Transactions

At March 31, 2018, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $107,020. The advances are due on demand, are unsecured, and carry no interest rate.

Note 15. Non- Cash Transactions

As an addendum to the statement of cash flows, the following are non-cash transactions taking place in the first six months of 2018:

The Company entered into a lease for office equipment in December 2017. The amount financed by the lease was $102,790.

During the first six months of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first six months of 2018, a debenture holder exercised $225,000 of debentures and was issued 1,241,667 shares.

During the first six months of 2018, the Company issued 25,000 shares to a consultant for services rendered valued at 13,750.

Note 16. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2018 through the date this report became available to be issued and found no material subsequent events reportable during this period.

On May 1, 2018 The Company entered into an agreement with Eaton Holdings, LLC to extend its lease for the executive offices at 1 Meridian Road, Eatontown, NJ 07748 for the period of May 1, 2018 until April 20, 2021.

In May of 2018 the holder of a $100,000 note converted his note and $6,692 in accrued interest and was issued 711,285 shares

In April of 2018 the Company renegotiated its laboratory lease with the landlord and issued 150,903 shares to the landlord for a reduction in lease payment until April 1, 2019 and for certain leasehold improvements to the facility.

In April of 2018 the holder of a $7,500 note converted his note and was issued 37,500 shares.

In April of 2018 the Company issued 25,000 shares to a consultant for services rendered with a value of $21,250

In April of 2018 the company issued 22,488 shares as interest payments to the holders of certain outstanding debentures.

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, laboratory dedicated to standardized processing, bio-banking and development of cellular tools, and applications, using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, services and international licensing opportunities. Our FDA registered laboratory for human tissue processing, cryo-storage and cell culture and differentiation media development is located in Monmouth Junction, New Jersey.

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

Our proprietary, patent pending processing platform allows for the collection, preparation and cryo-preservation of adipose tissue without manipulation, bio-generation or the addition of animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies. Currently, we believe there are numerous therapeutic and orthopedic applications for adipose tissue and adult stem cell treatments identified or in use globally. As of May 7, 2018, a review of clinicaltrials.gov, operated by the US National Institutes of Health (NIH) indicates that there is a significant number of clinical trials registered or completed that are focused on adipose tissue (2922), adult stem cells (5,755), adipose derived stem cells (227), mesenchymal stem cells (836), and stromal vascular fraction (89).

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts that the Stem Cell market will grow at a CAGR of 24.2% upon its value of US $26.23 billion in 2013 and will reach an approximate value of US $119.52 billion by 2019. The report, titled “Stem Cells Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018”; which can be found at (http://globenewswire.com/news-release/2014/12/22/693419/10113247/en/Global-Stem-Cells-Market-to-grow-at-a-CAGR-of-24-2-to-Push-US-119-52-billion-by-2019-Transparency-Market-Research

On March 23, 2018 the Company entered into an Agreement with Cryoviva (Thailand) Ltd., (“Cryoviva”) established in 2007, under which the Company licensed the rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The Agreement calls for the payment of certain training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT and ATCELL sample processing including CRYO’s ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd

During 2017 the Company entered into additional agreements with HIT to allow for the transfer of their rights to an affiliated Company Baoxin Asia pacific Biotechnology Co, Ltd (“Baoxin”) in Shenzhen China. Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China. CRYO has received, a fee of $100,000 for the transfer of the rights to Baoxin and a 5 year minimum annual guarantee of $500,000 USD per year. Additionally, as part of the transaction CRYO has invested $300,000 into Baoxin to obtain 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in the Regenerative Medicine Center in Hong Kong (HK) being developed by HIT. The short tem goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the needs of the China region, and a proper education facility in China to promote the use of ATGRAFT as a better more natural dermal filler over artificial fillers.

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

On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA has informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL is a drug under current FDA regulations and guidance and requested that the Company to file an Investigational New Drug (IND) application In response to the letter the Company has ceased shipment of its ATCELL product within the United States and is currently in discussions with the FDA concerning the filing of the Investigational New Drug Application in the near future.

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

Cryoviva (Thailand) Ltd

On March 23, 2018 the Company into an agreement to license its ATGRAFT™ and  ATCELL adipose tissue (fat) processing and storage technologies to Cryoviva (Thailand) Ltd., (“Cryoviva”) a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection, processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

American CryoStem licensed to Cryoviva (Thailand) Ltd., established in 2007, the rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The financial terms inclusde the payment of certain training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT and ATCELL sample processing including CRYO’s ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

Cryoviva (Thailand) Ltd. was established in 2007 with the cooperation of leading companies in the world such as Indorama Ventures (Public) Company Limited, Thailand, Cryoviva Biotech Pvt., Ltd., (formerly known as Cryobanks International India) and RJ Corp India. Cryoviva is part of a large group engaged in healthcare comprising of stem cell banks, stem cell expansion facilities, diagnostic labs and centres and a maternal hospital.  The Company has been certified by AABB and the ISO 9001: 2008 Quality Management System.  Cryoviva (Thailand) Co., Ltd. is the only stem cell bank that has been approved by the Board of Investment of Thailand (BOI) and accredited by AABB in Thailand and awarded Frost & Sullivan’s Thailand Stem Cell Company of the year for three consecutive years between 2015-2017.

Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd

During 2017 the Company entered into additional agreements with HIT to allow for the transfer of their rights to an affiliated Company Baoxin Asia pacific Biotechnology Co, Ltd (“Baoxin”) in Shenzhen China. Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China. CRYO has received an upfront fee of $300,000 USD and a 5 year minimum annual guarantee of $500,000 USD per year. Additionally, as part of the transaction CRYO has invested $300,000 into Baoxin to obtain 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in the Regenerative Medicine Center in Hong Kong (HK). The short tem goals are to set up tow additional GMO grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a better more natural dermal filler over artificial fillers.

CellSource, LTD. – Tokyo, Japan

In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT ™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet Licensing the ATGRAFT™ technology to CellSource for Japan. According to Allied Market Research, World Regenerative Medicines Market Currently, North America dominates the global Regenerative Medicine market due to heavy investment in development of regenerative products. However, the growing focus on research and development in Japan and South Korea makes AsiaPacific the fastest growing region at a CAGR of 30.9% during 2014-2020

Health Information Technology Company, LTD – Hong Kong and Shenzhen, China

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

Results of Operations- Six Months

Management continued its focus on increasing revenue and reducing costs in the first quarter of Fiscal 2018. As a result of these efforts by Management, the Company’s revenue for the six month period ended March 31, 2018 increased to $779,849 in Fiscal 2018 versus $750,142 in the same period of Fiscal 2017, an increase of 4%. Contributing to the total revenue increase for Fiscal 2018, Licensing Revenue increased to $175,634 compared to $80,000 in Fiscal 2017, an increase of 120%. Tissue Storage and Processing decreased to $604,215 in Fiscal 2018 from $670,142 in Fiscal 2017, a decrease of 10%.

Administrative expenses increased to $681,040 (exclusive of the option grant to a vendor valued at $549,588) for the six month period ended March 31, 2018 an increase of 33% from the same period for Fiscal 2017. The main cause in the increase was laboratory expenses increasing 147% from the six month period in Fiscal 2017. The increase in laboratory expenses was the result of an expansion of laboratory staff and overhead associated with increased processing levels in the first quarter in Fiscal 2018.

Interest expense for the six month period ending March 31, 2018 decreased to $52,211 as compared to $72,617 for the same period last year. This is a 28% decrease. The decrease was attributed to more debenture holders converting their debentures to shares in Fiscal 2018.

Net loss for the first six months of Fiscal 2018 was $762,096, compared to $107,588 from last year, a 605% increase of loss. Most of the loss in Fiscal 2018 can be attributed to the option granted to a vendor in the first quarter of fiscal year 2018. Using the Black Sholes option pricing model, the grant was valued at $549,588, which was charged to administrative expense in Fiscal 2018.

Net loss per share for the first six months ended March 31, 2018 was a loss of $0.02, compared to $0.00 last year.

Results of Operations- Three Months

The Company’s revenue for the quarter ended March 31, 2018 decreased to $240,583 in Fiscal 2018 versus $429,671 in the same period of Fiscal 2017, a decrease of 44%, mainly as a result of the FDA letter received in early January 2018 requiring a cessation of some of our tissue processing revenues. Licensing Revenue increased to $48,967 compared to $40,000 in Fiscal 2017, an increase of 23%, as the Company added the Boaxin licensing revenues in Fiscal 2018.

Administrative expenses increased to $326,321 for the quarter period ended March 31, 2018 an increase of 30% from the same period for Fiscal 2017. The main cause in the increase was laboratory expenses increasing 71% from the quarter period in Fiscal 2017. The increase in laboratory expenses was the result of an expansion of laboratory staff and additional equipment purchased the second quarter in Fiscal 2018 in response to the FDA letter.

Interest expense for the six month period ending March 31, 2018 decreased to $22,670 as compared to $40,891 for the same period last year. This is a 44% decrease. The decrease was attributed to more debenture holders converting their debentures to shares in Fiscal 2018.

Net loss for the second quarter of Fiscal 2018 was $207,703, compared to $12,307 from last year.

Net loss per share for the quarter ended March 31, 2018 was a loss of $0.00, compared to $0.00 the same quarter last year.

Liquidity and Capital Resources

As of March 31, 2018, the Company had a cash balance of $323,683 a decrease of $88,359 since September 30, 2017, our fiscal year end. Our sources of cash were $244,815 from operations, as compared to a loss of $29,178 for the same period in Fiscal 2017. We used $347,140 for investing activities, mainly our investment in Baoxin (see above).

Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” below for our existing plans with respect to raising the capital we believe will be required. In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended March 31, 2018.

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

Commitments

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2018	$15,460
2019	$23,190
Net minimum lease payments	$38,650

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

In addition, we are committed to a lease for equipment as of March 31, 2018 the remaining payments due on the lease are as follow.

	2018 balance	$21,118
	2019	42,235
	2020	42,235
	2021	7,039

Total minimum lease payments		$112,627

Less amounts representing interest		(19,240)

Present value of net minimum lease payments		$93,387

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2018.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At March 31, 2018, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $107,020. The advances are due on demand, are unsecured, and carry no interest rate.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents. The fair value of cash and cash equivalents approximates the recorded amounts because of the liquidity and short-term nature of these items. The investments in Autogenesis for $1,000 and with Baoxin for $300,000 are carried at cost and are classified as a Level III investment in the fair value hierarchy because the securities underlying these investments are not traded.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which was an updated standard on revenue recognition. The ASU provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies that report using the International Financial Reporting Standards or U.S.GAAP. The main purpose of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also enhances disclosures about revenue, providing guidance for transactions not previously addressed comprehensively and improves the guidance for multiple-element arrangements. The FASB deferred approval of the ASU to effective date for periods after December 15, 2017. The Company is currently evaluating the impact on its consolidated financial statements.

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

As of March 31, 2018, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

During the first six months of fiscal 2018, the Company issued 600,000 shares upon the exercise of options held by shareholders. The Company received proceeds of $25,000.

During the first six months of fiscal 2018, the Company issued 23,705 shares to pay interest due to debenture holders and bridge note holders. The value of the interest paid is $18,727.

During the first six months of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first six months of fiscal 2018, the Company issued 25,000 shares to a consultant for services rendered valued at $13,750.

During the first six months of 2018, debenture holders exercised $375,000 of debentures and were issued 1,991,441 shares.

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

AMERICAN CRYOSTEM CORPORATION

May 14, 2018	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 14, 2018	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
37