Form 10-Q
period 2018-06-30
AMERICAN CRYOSTEM Corp
filed 2018-08-20
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2018

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

Yes ☐ No ☒

As of August 13, 2018, there were 47,742,602 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Consolidated Balance Sheets

As of June 30, 2018 and September 30, 2017

	30-Jun-18	30-Sep-17
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$234,355	$410,342
Accounts Receivable - net of allowance for bad debt	182,195	171,860
Prepaid Expenses	85,630	33,333
Inventory	31,069	27,704
Total Current Assets	533,249	643,239

Other Assets:
Other Receivable	159	—
Investment in Autogenesis - at cost	1,000	1,000
Investment in Baoxin - at cost	300,000	—
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	341,912	299,057
Fixed Assets - net of accumulated depreciation	167,710	52,357

Total Assets	$1,357,570	$1,009,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses	$441,848	$362,576
Deferred Revenues	36,667	25,664
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	381,500	864,000
Commitments & Contingencies (Equipment Lease)	32,108	—
Total Current Liabilities	1,118,623	1,478,740

Long Term Liabilities:
Salaries Payable	621,192	443,360
Commitments & Contingencies (Equipment Lease)	53,932	—
Convertible Note Payable net of discount of $87,500 and $0 respectively	12,500	—
Payable to Related Party (ACS Global Inc.)	107,189	108,651
Total Liabilities	1,913,436	2,030,751

Shareholders’ Equity:
Common Stock - $.001 par value, 300,000,000 shares authorized, 47,594,602 shares issued and outstanding at June 30, 2018 and 43,409,580 issued and outstanding at September 30, 2017	47,596	43,410
Additional Paid in Capital	13,263,356	11,581,197
Accumulated Deficit	(13,866,818)	(12,646,165)
Total Shareholders’ Deficit	(555,866)	(1,021,558)

Total Liabilities & Shareholders’ Deficit	$1,357,570	$1,009,193

See the notes to the financial statements.

American CryoStem Corporation

(unaudited)

Consolidated Statements of Operations

For the Nine Months and Three Months Ended June 30, 2018 and 2017

	9 Months		3 Months
	30-Jun-18	30-Jun-17	30-Jun-18	30-Jun-17

Revenues	$957,136	$1,181,979	$177,287	$431,837
Less Cost of Revenues	(288,701)	(415,169)	(126,216)	(141,949)

Gross Margin	668,435	766,810	51,071	289,888

Operating Expenses
Laboratory Expenses	415,818	162,913	139,251	61,435
General & Administrative	589,597	537,542	239,375	171,230
Professional Fees	84,650	55,898	25,637	13,794
Consulting Fees - Options Granted	549,588	—	—	—
Consulting Fees - Stock for Services	64,050	—	64,050	—
Total Operating Expenses	1,703,703	756,353	468,313	246,459

Net Income (Loss) from Operations	(1,035,268)	10,457	(417,242)	43,429

Other Income (Expenses):
Gain (Loss) on Settlement	(96,437)	—	184	—
Penalties	(538)
Interest expense	(75,910)	(78,826)	(23,699)	(31,897)
Interest expense (beneficial conversion feature-debenture)	(12,500)	(25,687)	(12,500)	—

Net Income (Loss) before Provision for Income Taxes	(1,220,653)	(94,056)	(453,257)	11,532

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	($1,220,653)	($94,056)	($453,257)	$11,532

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.03)	$(0.00)	$(0.01)	$0.00

Weighted Average of Common Shares Outstanding:	45,455,400	37,731,141	45,519,016	37,995,091
Basic & fully diluted

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2018 and 2017

	30-Jun-18	30-Jun-17
Operating Activities:
Net loss	$(1,220,653)	$(94,056)
Adjustments to reconcile net loss items not requiring the use of cash:
Prepaid Rent - Stock Issued	110,096	—
Legal Bill - Stock Issued	89,959	—
Laboratory Rent - Stock Issued	24,466	—
Bad Debt Expense	(11,642)	10,091
Consulting Fees - Stock for Services/Options Granted	613,638	66,000
Depreciation & Amortization Expense	52,557	30,289
Loss on Settlement of Legal Bill	96,437	—
Interest Expense - Stock Issued	37,953	—
Interest Expense- Beneficial Conversion Feature	12,500	104,476
Changes in other operating assets and liabilities:
Accounts receivable	1,307	(126,635)
Prepaid expense	(76,763)	(2,727)
Inventory	(3,365)	(3,006)
Other Receivable	(159)	—
Accounts payable and accrued expenses	79,272	24,756
Salaries payable	177,832	—
Deferred revenue	11,003	(4,833)
Net cash provided (used) by operations	(5,562)	4,355

Investing activities:
Investment in Baoxin	(300,000)	—
Purchase of lab equipment	(130,260)	(43,434)
Patents development	(47,243)	(31,039)
Net cash used by investing activities	(477,503)	(74,473)

Financing activities:
Issuance of common shares	—	135,625
Issuance of convertible debenture	100,000	—
Proceeds from Capital Lease	102,790
Paid down capital lease	(16,750)	—
Options exercised	122,500	—
Payable to related party (ACS Global Inc.)	(1,462)	(11,264)
Net cash provided by financing activities	307,078	124,361

Net change in cash	(175,987)	54,243

Cash balance at beginning of the period	410,342	37,251

Cash balance at end of the period	$234,355	$91,494

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,677	$4,568
Income taxes paid during the period	—	—

See the notes to the financial statements.

See Note 14 for non-cash transactions.

American CryoStem Corporation

Statements of Changes in Shareholders’ Deficit

For the Nine Months Ended June 30, 2018 and the Year Ended September 30, 2017

	Common	Par	Paid in	Retained	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2016	37,121,709	$37,122	$9,440,282	$(11,424,158)	$(1,946,754)

Issuance of common shares	91,667	92	13,658		13,750
Convertible notes exercised	2,396,548	2,397	465,603		468,000
Options exercised	2,640,000	2,640	107,760		110,400
Shares issued for services	425,000	425	174,825		175,250
Shares issued to pay interest due	534,656	534	149,271		149,805
Issued shares to pay legal bill	200,000	200	209,800		210,000
Issuance of options	—	—	1,019,998		1,019,998
Net loss	—	—	—	(1,222,007)	(1,222,007)

Balance at September 30, 2017	43,409,580	43,410	11,581,197	(12,646,165)	(1,021,558)

Convertible notes exercised	2,740,452	2,741	479,759		482,500
Options exercised	950,000	950	121,550		122,500
Shares issued for services	80,000	80	63,970		64,050
Shares issued to pay interest due	44,377	45	37,908		37,953
Issued shares to pay legal bill	219,290	219	186,177		186,396
Issued convertible debenture	—	—	100,000		100,000
Issuance of options	—	—	549,588		549,588
Purchase prepaid rent	115,890	116	109,980		110,096
Purchase leasehold improvement	35,013	35	33,227		33,262
Net loss	—	—	—	(1,220,653)	(1,220,653)

Balance at June 30, 2018	47,594,602	47,596	13,263,356	(13,866,818)	(555,866)

See the Notes to Financial Statements

American CryoStem Corporation

Notes to the Consolidated Financial Statements

For the Nine Months Ended June 30, 2018 and June 30, 2017

Note 1. Organization of the Company and Principles of Consolidation and Summary of Accounting Policies

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

The accompanying consolidated financial statements include the accounts of American CryoStem Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present the company’s financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing the company’s financial statements.

The Consolidated Financial Statements for the period ended June 30, 2018 should be read in conjunction with the Company’s Form 10K for the year ended September 30, 2017.

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

Consolidation - the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances have been eliminated. Management believes all amounts have been adjusted properly.

Cash - For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

Revenue Recognition - The Company recognizes tissue storage revenue from the processing of adipose tissue into usable stem cells once all the procedures have been performed and the client sample has been stored in the Company’ cryogenic storage tank. Storage revenues for stored client samples are recognized on an annual basis on the anniversary date of the storage. Royalties from the licensing of the Company’s assets are recognized when earned and collection of the royalty is reasonable assured.

Management evaluated its various revenues to determine whether there are different operating segments based upon their respective source of revenue. Management determined, at this time, that all types of revenue currently represent one segment.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Company’s reserve for bad debt is $11,794 at June 30, 2018 and $23,436 at September 30, 2017.

Inventory - Inventory is valued at lower of cost or market using the last in, first out method. Inventory consists of the disposables and materials to produce production kits for the processing of adipose tissue and cellular samples, the manufacture of our Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory is composed of Raw Materials and Finished Goods which was valued at $31,069 on June 30, 2018 and $27,704 on September 30, 2017.

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

Office equipment	5 years
Lab improvements	7 years
Lab equipment	7 years
Furniture	15 years

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2015 to 2017 are subject to IRS and State of New Jersey audit.

Recently Issued Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in the first quarter of fiscal year 2019 and do not expect the accounting change to have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an updated standard on revenue recognition. The ASU provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies that report using the International Financial Reporting Standards or U.S. GAAP. The main purpose of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also enhances disclosures about revenue, providing guidance for transactions not previously addressed comprehensively and improves the guidance for multiple-element arrangements. The FASB deferred approval of the ASU to effective date for periods after December 15, 2017. The Company expects the change to not have a material effect on the financial statements.

Note 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which creates substantial doubt of the company’s ability to continue as a going concern. Management’s plans with regard to this matter are as follows:

The company may continue to rely on debt and equity issuances to fund future operations and business expansion.

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

Net Income (Loss) per share is computed as follows:

	9 Months 30-June-18	9 Months 30-June-17	3 Months 30-June-18	3 Months 30-June-17
Net Income (Loss)	($1,220,653)	($94,056)	($540,757)	$11,532
Weighted average shares outstanding	45,455,400	37,731,141	45,519,016	37,995,091
Basic & fully diluted net loss per common share:	($0.027)	($0.002)	($0.012)	$0.000
9

Note 4. Fixed Assets

The fixed assets owned by the Company are comprised as follows.

	30-Jun-18	30-Sep-17
Office equipment	$26,637	$26,637
Furniture	2,455	2,455
Lab improvement (clean room)	33,262	0
Lab equipment	418,952	288,693
Accumulated depreciation	(313,596)	(265,428)
Fixed assets- net	$167,710	$52,357

Note 5. Patent & Patents Filings

The patents and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The Company at this time has only been amortizing those patents which have been issued to the Company. Patents still in the application process have not to date been amortized. The unamortized costs of the patents in the application process are $294,028.

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

On July 3, 2018 the Company’s was awarded U. S. Patent No. US 10,014,079 B2 titled “Business Method for Collection, Cryogenic Storage and Distribution of a Biologic Sample Material originally filed as US Serial No 13/702,304 filed June 6, 2011 with a priority date of June 6, 2010. The patent covers the Company’s comprehensive business method for collecting, processing, cryogenic storage and distribution of a biologic sample material. The Company has filed a continuation of the patent to cover additional claims and will file additional Continuation in Part claims for improvements that it has developed since the original patent filing.

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

On July 6, 2018 the Company received a ‘Notice of Allowance” from the USPTO concerning the allowance of a number of claims contained in the patent filing. The Company is in the process of filing a continuation of the patent and certain continuations in part to further protect its intellectual property with regard to the processing of adipose tissue for cell culture.

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

Note 6. Debt

The following table describes the Company’s debt outstanding at June 30, 2018.

Debt	Carrying Value	Fair Value	Maturity	Rate

Bridge notes	$226,500	$229,820	Demand	8.00%
Convertible notes 40 cents	$100,000	$101,466	Fiscal 2020	8.00%
Convertible notes 35 cents	$86,000	$87,261	Demand	8.00%
Convertible notes 30 cents	$45,000	$45,660	Demand	8.00%
Convertible notes 20 cents	$155,000	$157,272	Demand	8.00%
Convertible notes 15 cents	$95,500	$96,900	Demand	8.00%
Capital lease	$86,040	$87,301	Fiscal 2021	14.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.40 with the amount of shares exercisable based on the face value of the convertible note. The holders of the bridge notes also have an option to purchase the shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report, 36,500 of these options remain outstanding.

Fair value is calculated using a mathematical model of similar debt.

On April 6, 2018, the Company issued a debenture to a creditor and received proceeds of $100,000. The debenture matures in March 2020 and has an exercise price of $.40 with interest at 8%. As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Nine Months Ended June 30, 2018 was $12,500.

Note 7. Common Stock Issuances

During the first nine months of fiscal 2018, the Company issued 950,000 shares upon the exercise of options held by option holders. The Company received proceeds of $122,500.

During the first nine months of fiscal 2018, the Company issued 44,377 shares to pay interest due to debenture holders and bridge note holders. The value of the interest paid is $37,953.

During the first nine months of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first nine months of fiscal 2018, the Company issued 80,000 shares to consultants for services rendered valued at $64,050.

During the first nine months of 2018, debenture holders exercised $482,500 of debentures and were issued 2,740,452 shares.

During the first nine months of 2018, the Company issued 35,013 shares to build a “clean room” at the laboratory. The value of the improvement is $33,262.

The Company issued 115,890 shares for nine months of prepaid rent for a value of $110,096.

During fiscal 2017, the Company issued 91,667 shares of common stock and received proceeds of $13,750.

During fiscal 2017, the Company issued 2,396,548 shares of common stock for Convertible Notes exercise at a value of $468,000.

During fiscal 2017, the Company issued 2,640,000 shares of common stock for Options exercised at a value of $110,400.

During fiscal 2017, the Company issued 425,000 shares of common stock to consultants for services rendered valued at $175,250.

During fiscal 2017, the Company issued 534,656 shares of common stock to pay for interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $149,805.

During fiscal 2017, the Company issued 200,000 shares of common stock to pay an outstanding legal bill. The value of the stock issued was $210,000.

Note 8. Option Issuances

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

During the first nine months of fiscal 2018, the Company issued 500,000 options to a consultant exercisable at $.01 per option. The Company recorded a consulting expense of $549,588 as a result of the issue.

The following is a summary of common stock options outstanding at June 30, 2018:

		Weighted Average	Weighted Avg. Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2016	14,371,500	$0.22	3.17

Issues	1,885,000
Exercises	(2,640,000)
Expired	(150,000)

Outstanding at September 30, 2017	13,466,500	$0.25	2.75

Issues	500,000
Exercises	(950,000)
Expired	(75,000)

Outstanding at June 30, 2018	12,941,500	$0.22	1.90

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

The following classifies the Company’s financial instruments as per the above hierarchy.

Instruments: 6/30/18	Level I	Level II	Level III

Investment in Autogenesis - at cost	$0	$0	$1,000
Investment in Baoxin - at cost	0	0	300,000
Bridge notes and debentures payable	0	708,000	0

Totals	$0	$708,000	$301,000

Instruments: 9/30/17	Level I	Level II	Level III

Investment in Autogenesis - at cost	$0	$0	$1,000
Bridge notes and debentures payable	0	1,090,500	0

Totals	$0	$1,090,500	$1,000

Note 10. Commitments & Contingencies

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows.

2018	$9,768
2019	13,024

Total minimum lease payments	$22,792

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum lease payments under this lease are as follows.

2018	$7,950
2019	31,800
2020	31,800
2021	18,550
Total minimum lease payments	$90,100

Rent Expense for the Nine Months Ended June 30, 2018 and 2017 was $93,447 and $70,875, respectively and for the Three Months Ended June 30, 2018 and 2017 was $45,489 and $23,625, respectively.

The Company entered into a capital lease for lab equipment in the first quarter of 2018. The minimum lease payments due on the capital lease are as follows.

2018	$10,559
2019	42,235
2020	42,235
2021	7,039
Total minimum lease payments	$102,068
Less amounts representing interest	(16,028)
Present value of net minimum lease payments	$86,040

Depreciation expense for the leased equipment for the first nine months of 2018 was $24,795.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2018.

Note 11. Concentrations of Credit

From time to time, the Company maintains cash balances at financial institutions that exceed federally insured limits.

During the first nine months of fiscal year 2018, Cells on Ice accounted for 51% and Baoxin Ltd. accounted for 31% of Gross Revenues.

Note 12. Investments

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture will be responsible for its own funding. Autogenesis has no material business operations since its inception.

During the first quarter of 2018, the Company invested $300,000 in Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd, (Baoxin) a Chinese company that is involved in the implementation fo the Company’s ATGRAFT technology inChina. Baoxin is not a publically traded corporation and the investment is carried at cost at June 30, 2018. In June of 2018 John Arnone and Anthony Dudzinski became members of the Board of Directors of Baoxin.

Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China using the Company’s intellectual property. The Company has received an upfront fee of $300,000 USD and a 5 year minimum annual guarantee of $500,000 USD per year. Additionally, as part of the transaction the Company has invested $300,000 into Baoxin to obtain 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in its Regenerative Medicine Center in Hong Kong (HK). The short term goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a more natural dermal filler over artificial fillers.

Note 13. Related Party Transactions

At June 30, 2018, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $107,089. The advances are due on demand, are unsecured, and carry no interest rate and not expected to be collected within the next year.

Note 14. Non- Cash Transactions

As an addendum to the statement of cash flows, the following are non-cash transactions taking place during the nine months ended June 30, 2018.

The Company entered into a lease for laboratory equipment. The amount financed by the lease was $102,790.

The Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss of $76,437 on settlement of the transaction.

Debentures in the amount of $482,500 were exercised for 2,740,452 shares of common stock.

The Company issued 80,000 shares of Common Stock to consultants for services rendered, valued at $64,050.

The Company issued 35,013 shares of common stock to build a “clean room” at the laboratory. The value of the improvement is $33,262.

The Company issued 115,890 shares of common stock for nine months prepaid rent for the “clean room” and a reduction of rent for the rest of the laboratory facilities.

Note 15. Subsequent Events

The Company issued 150,000 shares of common stock upon the exercise of options by an Advisory Board member and received proceeds of $30,000.

The Company has made a review of material subsequent events from June 30, 2018 through the date this report became available to be issued and found no additional material subsequent events reportable during this period.

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

We have generated initial revenues from our licensee’s in Japan, China and Hong Kong and subject to, obtaining the requisite financing; management believes that we are well positioned to leverage our developed products and services as the basis for expansion of international distribution through licensees of our technologies for a host of Regenerative Medicine uses and future applications.

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

On July 3, 2018 the Company’s was awarded U. S. Patent No. US 10,014,079 B2 titled “Business Method for Collection, Cryogenic Storage and Distribution of a Biologic Sample Material originally filed as US Serial No 13/702,304 filed June 6, 2011 with a priority date of June 6, 2010. The patent covers the Company’s comprehensive business method for collecting, processing, cryogenic storage and distribution of a biologic sample material. The Company has filed a continuation of the patent to cover additional claims and will file additional Continuation in Part claims for improvements that it has developed since the original patent filing.

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

On July 6, 2018 the Company received a ‘Notice of Allowance” from the USPTO concerning the allowance of a number of claims contained in the patent filing titled “Systems and Methods for the Digestion of Adipose Tissue Samples from a Client for Cryopreservation”, application number 13/646,647. The Company is in the process of filing a continuation of the patent and certain continuations in part to further protect its intellectual property with regard to the processing of adipose tissue for cell culture prior to the publication of the final granted claims.

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

International Licensing Program – The Company believes that many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received international inquiries concerning the sale or licensing of our SOPs, products and services in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong, Shenzhen, China, Bangkok Thailand and, Tokyo, Japan.

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

Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd

During 2017 the Company entered into additional agreements with HIT to allow for the transfer of their rights to an affiliated Company Baoxin Asia pacific Biotechnology Co, Ltd (“Baoxin”) in Shenzhen China. Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China. CRYO has received a fee of $100,000 for the transfer of the rights to Baoxin and a 5 year minimum annual guarantee of $500,000 USD per year. Additionally, as part of the transaction CRYO has invested $300,000 into Baoxin to obtain 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in the Regenerative Medicine Center in Hong Kong (HK) being developed by HIT. The short term goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the needs of the China region, and a proper education facility in China to promote the use of ATGRAFT as a better more natural dermal filler over artificial fillers.

In June of 2018 senior management representatives of the Company joined with members of the management and marketing team of Baoxin in Shenzhen China for the official launch of the Company’s tissue collection processing and storage technologies by Baoxin which included a meeting with Chinese Government and Investment officials at the government offices in Shenzhen. The purpose of the meetings at the government offices was to formally present Baoxin’s business models and for Baoxin to execute investment documents with the government affiliated investment funds that are supporting their business expansion plans in Shenzhen and throughout, China. Company management subsequently accompanied and assisted Baoxin management and marketing team members on a five city tour of plastic and cosmetic hospital facilities introducing Baoxin’s licensed ATRGAFT™ tissue collection, processing, storage and retrieval services. Upon completion of the marketing tour and return to the US the Company has received initial consumable orders from Baoxin. Additionally John S Arnone and Anthony Dudzinski became members of the Board of Directors of Baoxin in June of 2018. (see Note 12 of the Financial Statements for additional information).

CellSource, Ltd.

In June of 2015, The Company entered into an initial agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in ATGRAFT™ processing and laboratory recordkeeping procedures. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments and consumable product sales revenue in future years. The Agreement also provided CellSource with a two year (2) opportunity to exercise a right of first refusal for the licensing and distribution of other products marketed by the Company in Japan. The right of first refusal expired on June 2, 2017.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech will manufacture, market and distribute the Company’s ACSelerate–Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s PeproGrow and the Company’s ACSelerate-Max brands. PeproTech will leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of ACSelerate-Max and other optimized media lines. Additionally, the Company and PeproTech have discussed the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale.

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

On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA has informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company has ceased shipment of its ATCELL product within the United States and is currently in discussions with the FDA concerning the filing of the IND in the near future.

Since receiving the Warning Letter from the FDA in January the Company undertook a complete reorganization and remediation of its facility and operations and an expansion of its existing facilities. Working with its landlord at its Monmouth Junction Facility, NJ facility the Company has leased additional space and is in the final stages of installing and certifying a new Clean Room designed specifically for cellular expansion, medium filling and tissue processing. In addition, the Company has retained new consultants to assist its personnel in the review and revalidation of its operating procedures, equipment and processing methods as well as designing new procedures for upgraded and newly acquired laboratory operating and testing equipment. This work has been performed in expectation of a pending Investigational New Drug Application (IND) with the FDA for the use of autologous adipose derived cells by its clients for the relief of inflammation associated with certain conditions resulting from trauma. During the course of these efforts, the Company has been engaged with representatives of the FDA regarding our responses to the Warning Letter and scheduled and completed a Pre-IND meeting with FDA to clarify some of the requirements of the IND application process and documentation. Additionally the Company has initiated a focused questionnaire program to obtain additional treatment and outcome data from all participants under the COI program. The Company believes that it can complete this work and prepare and submit the Application to FDA in the near future.

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

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes three issued U.S. patents (Serial No. 7,989,205, and Serial No. 9,487,755, Cell Culture Media Kits and Methods of Use); and U. S. Patent No. US 10,014,079 B2 titled “Business Method for Collection, Cryogenic Storage and Distribution of a Biologic Sample Material and has additional pending patent applications which are detailed in the following chart:

Title	Technology	Application Number
Cell culture media, Kits, and Methods of Use	ACS cell culture media line Covers 12 types of Medium	US Patent No. 7,989,205 Issued August 2, 2011
Cell culture media, Kits, and Methods of Use	ACS cell culture media line Additional claim Granted for all 12 medium types	US Patent No. 9,487,755 Issued November 8, 2016 Continuation of US Patent No. 7,989,205
Cell culture media, Kits, and Methods of Use	ACS cell culture media line Continuation of Granted Patent covering additional improvements	US Patent Application No. 15/344,805 Continuation of US Patent No. 7,989,205
Human serum for cell culture medium for growth of human adipose stromal cells	A cell culture medium for growth of human adipose stromal cells for human and therapeutic applications	PCT/US15/68350 30 month National Phase entry date of June 31, 2017
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Covers CELLECT Kit, Transport and Cryopreservation Medium for ATGRAFT and ATCELL Products	US Patent No. US 10,014,079 B2 issued July 3, 2018 US Serial No 13/194,900 Filed June 6, 2010 Patent Application Published December 5, 2013
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Continuation covering Improvements	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/194,900 imminent (PCT Application filing planned)
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Notice of Allowance for certain claims received July 26, 2018 U.S. Serial No. 13/646,647 filed October 6, 2011
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/646,900 imminent (PCT Application filing planned)
Compositions and Methods for collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers the core processing adipose tissue for ATGRAFT adipose tissue dermal filler product	U.S. Serial No. 14/406,203 National Phase entry date of December 5, 2014 based on PCT/US2013/044621 European Union Application No. EPI3800847.9 China Application No. 2013800391988
Compositions and Methods for “Collecting, Washing, Cyroprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers additional claims related to ATGRAFT process not included in original application	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 14/406,203 imminent (PCT Application filing planned)
Systems and methods to isolate and expand stem cells from urine	Isolation of stem cells from urine of patients for use in research and therapeutics	US Serial Nos. 62/335,426 and 62/439,106

Additionally, the Company has in-licensed IP with the following collaborations and joint ventures;

Patent Title	Use of Patent	Application Number
Cosmetic compositions including tropoelastin isomorphs (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based a biological (PCS)	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Medical Tourism, Global Wellness Tourism

As stated by the Global Wellness Institute; The global wellness economy, which encompasses 10 diverse sectors was worth an estimated $3.7 trillion in 2015.

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

On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA has informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company has ceased shipment of its ATCELL product within the United States and is currently in discussions with the FDA concerning the filing of the IND in the near future. (for additional information see Cells On Ice in the Collaboration / Partnering Opportunities / Acquisitions above)

Physician Network

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

American CryoStem licensed to Cryoviva (Thailand) Ltd., established in 2007, the rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The financial terms include the payment of certain training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT and ATCELL sample processing including CRYO’s ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

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

In June of 2018 senior management representatives of the Company joined with members of the management and marketing team of Baoxin in Shenzhen, China for the official launch of the Company’s tissue collection processing and storage technologies by Baoxin which included a meeting with Chinese Government and Investment officials and the government offices in Shenzhen. The purpose of the meetings at the government offices was to formally present Baoxin’s business models and for Baoxin to execute investment documents with the government affiliated investment funds that are supporting their business expansion plans in Shenzhen and Shanghai, China. Company management subsequently accompanied and assisted Baoxin management and marketing team members on a five city tour of plastic and cosmetic hospital facilities introducing Baoxin’s licensed ATRGAFT tissue collection, processing, storage and retrieval services. Upon completion of the marketing tour and return to the US the Company has received initial consumable orders from Baoxin. (see Note 13 of the Financial Statements for additional information).

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

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service in Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kit as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen cord blood collection facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. On Fiscal 2018 this Licensed was transferred to Baoxin Asia Pacific Biotchnology (Shenzhen) Co., Ltd, the Company received a $100,000 fee from HIT for the transfer.

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

Results of Operations- Nine Months

Revenues for the nine month period ended June 30, 2018 decreased to $957,136 versus $1,181,979 in the same period of Fiscal 2017, a decrease of 19%. Tissue storage and processing revenues decreased significantly in the period because we had to cease processing cells until we come into compliance with FDA requirements. We expect to be compliant by the second quarter of fiscal 2019, when our growth in this area will resume. Licensing Revenues increased to $451,037 compared to $110,000 in Fiscal 2017, an increase of 310%.

General and administrative expenses increased to $589,597 for the nine month period ended June 30, 2018 an increase of 9.6% from the same period for Fiscal 2017. The main cause in the increase was administrative expenses associated with our China and Thailand licensing agreements. The increase in laboratory expenses was the result of an expansion of the laboratory and the addition of consulting staff related to the improvements, upgrades and testing of the facility and processing methods, and overhead associated with increased processing levels in the first quarter in Fiscal 2018.

Interest expense for the nine month period ending June 30, 2018 decreased to $75,910 as compared to $78,826 for the same period last year. This is a 3.7% decrease. The decrease was attributed to more debenture holders converting debentures to shares in Fiscal 2018.

Net loss for the first nine months of Fiscal 2018 was $1,220,653, compared to a loss of $94,056 for the same period last year. Most of the loss in Fiscal 2018 can be attributed to the option granted to a consultant in the first quarter of fiscal year 2018, increased laboratory expenses for expansion, equipment and consultants, and the beneficial conversion feature charge for the debenture issued in April 2018.

Net loss per share for the first nine months ended June 30, 2018 was $0.03, compared to $0.00 last year.

Results of Operations- Three Months

The Company’s revenue for the quarter ended June 30, 2018 decreased to $177,287 versus $431,837 in the same period of Fiscal 2017, a decrease of 59%, mainly as a result our stoppage in cellular processing revenues until we come into compliance with FDA regulations, which we expect to resume in the second quarter of fiscal 2019. Licensing Revenue increased to $155,129 compared to $40,000 in Fiscal 2017, an increase of 287%, as the Company added the Baoxin licensing revenues in Fiscal 2018.

Administrative expenses increased to $239,375 for the quarter ended June 30, 2018, an increase of 39% from the same period for Fiscal 2017. The main cause in the increase was laboratory expenses. The increase in laboratory expenses was the result of an expansion of laboratory staff, additional equipment purchased, and testing during the third quarter in Fiscal 2018 in response to the FDA requirements.

Interest expense for the quarter ending June 30, 2018 decreased to $23,699 as compared to $31,897 for the same period last year. This is a 25% decrease. The decrease was attributed to more debenture holders converting their debentures to shares in Fiscal 2018.

Net loss for the third quarter of Fiscal 2018 was $453,257, compared to net income of $11,532 last year.

Net loss per share for the quarter ended June 30, 2018 was $0.01, compared to $0.00 the same quarter last year.

Liquidity and Capital Resources

As of June 30, 2018, the Company had a cash balance of $234,355 a decrease of $175,987 since September 30, 2017, our fiscal year end. Operations used $5,562 of our cash. We used $477,503 in cash for investments including $300,000 to purchase our Baoxin equity stake, $130,260 for the purchase of lab equipment and $47,243 in patent development. The main sources of cash provided by financing activities, from licensing fees, and options exercised during the nine months of fiscal 2018.

Our accounts receivable increased to $182,195 at June 30, 2018 from $171,860 at September 30, 2017 mainly due from Baoxin for licensing fees. Convertible debt decreased to $381,500 as more of our debenture holders converted to shares.

We will need cash for our future plans. We expect to receive positive cash flows from operations once we are compliant with FDA requirements as regards to our tissue processing. Should we be unable to raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended June 30, 2018.

Cash Requirements

We will require additional capital to fund marketing, operational expansion, processing staff training, as well as for working capital. We are attempting to raise sufficient funds that would enable us to satisfy our cash requirements for a period of the next 12 to 24 months. In order to finance further market development with the associated expansion of operational capabilities for the time period, we will need to raise additional working capital. However, we cannot assure you we can attract sufficient capital to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

Commitments

The Company is committed to a non-cancelable lease for lab space in South Brunswick, New Jersey through fiscal year 2019. Minimum lease payments under this lease are as follows:

2018	$9,768
2019	13,024

Net minimum lease payments	$22,792

The Company also leases office space in Eatontown, New Jersey. The lease is on a “month to month” basis and rents for $2,650 per month.

In addition, we are committed to a lease for equipment as of June 30, 2018; the remaining payments due on the lease are as follow.

2018	$10,559
2019	42,235
2020	42,235
2021	7,039

Total minimum lease payments	$102,068

Less amounts representing interest	(16,028)

Present value of net minimum lease payments	$86,040

Depreciation Expense for the leased equipment for the first nine months or Fiscal 2018 was $24,795

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2018.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At June 30, 2018, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $107,189. The advances are due on demand, are unsecured, and carry no interest rate and is not expected to be collected within the next year.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02 which supercedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in the first quarter of fiscal year 2019 and do not expect the accounting change to have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an updated standard on revenue recognition. The ASU provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies that report using the International Financial Reporting Standards or U.S.GAAP. The main purpose of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also enhances disclosures about revenue, providing guidance for transactions not previously addressed comprehensively and improves the guidance for multiple-element arrangements. The FASB deferred approval of the ASU to effective date for periods after December 15, 2017. The Company expects the change to not have a material effect on the financial statements.

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

As of June 30, 2018, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

During the first nine months of fiscal 2018, the Company issued 950,000 shares upon the exercise of options held by option holders. The Company received proceeds of $122,500.

During the first nine months of fiscal 2018, the Company issued 44,377 shares to pay interest due to debenture holders and bridge note holders. The value of the interest paid is $37,953.

During the first nine months of fiscal 2018, the Company issued 219,290 shares to pay an outstanding legal bill. The shares issued were valued at $186,396. The Company recognized a loss on settlement of $76,437 on the transaction.

During the first nine months of fiscal 2018, the Company issued 80,000 shares to consultants for services rendered valued at $64,050.

During the first nine months of 2018, debenture holders exercised $482,500 of debentures and were issued 2,740,452 shares.

The Company issued 35,013 shares of common stock to build a “clean room” at the laboratory. The value of the improvement is $33,262.

The Company issued 115,890 shares of common stock for nine months prepaid rent for the “clean room” and a reduction of rent for the rest of the laboratory facilities.

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
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 20, 2018	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 20, 2018	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
37