Form 10-Q
period 2018-12-31
AMERICAN CRYOSTEM Corp
filed 2019-02-19
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of February 15, 2019 there were 48,854,043 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American CryoStem Corporation

Consolidated Balance Sheets

As of December 31, 2018 and September 30, 2018

	31-Dec-18	30-Sep-18
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$27,225	$68,320
Accounts Receivable - net of allowance for bad debt	302,178	217,318
Other Receivable - Related Parties	1,962	790
Prepaid Expenses	12,232	48,931
Inventory	33,235	33,698
Total Current Assets	376,832	369,057

Other Assets:
Other Receivable	159	159
Investment in Autogenesis - at cost	1,000	1,000
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	342,585	337,962
Fixed Assets - net of accumulated depreciation	263,664	244,707

Total Assets	$1,297,780	$1,266,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable & Accrued Expenses	$330,411	$307,214
Legal & Accounting Payable	66,035	65,561
Consultants Payable	194,167	131,667
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	323,500	323,500
Equipment Lease Payable	32,099	31,001
Deferred Revenues	16,667	26,667
Total Current Liabilities	1,189,379	1,112,110

Long Term Liabilities:
Convertible Note Payable - Net of Debt Discount	37,500	25,000
Equipment Lease Payable	53,941	62,386
Accrued Executive Salaries	720,186	660,186
Payable to Related Party (ACS Global Inc.)	204,110	107,189
Total Liabilities	2,205,116	1,966,871

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2018 and September 30, 2018	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 48,347,249 shares issued and outstanding at December 31, 2018 and 48,196,210 issued and outstanding at September 30, 2018	48,348	48,197
Additional Paid in Capital	13,475,423	13,388,034
Accumulated Deficit	(14,431,107)	(14,136,677)
Total Shareholders’ Deficit	(907,336)	(700,446)

Total Liabilities & Shareholders’ Deficit	$1,297,780	$1,266,425

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Quarters Ended December 31, 2018 and 2017

Unaudited

	3 Months	3 Months
	31-Dec-18	31-Dec-17
Revenues
Tissue Processing & Storage	$4,777	$412,599
Licensing Fees & Royalties	110,614	126,667
Total Revenues	115,391	539,266
Less Cost of Revenues	(4,963)	(83,374)

Gross Margin	110,428	455,892

Operating Expenses
Laboratory Expense	146,323	150,595
Sales & Marketing	3,978	22,887
Professional Fees	1,873	27,226
Stock Compensation Expense	30,121	549,588
General & Administrative	189,493	154,011
Total Operating Expenses	371,788	904,307

Net Loss from Operations	(261,360)	(448,415)

Other Income (Expenses):
Loss on Settlement of Legal Bill	—	(76,437)
Foreign Taxes	(4,117)	—
Interest Expense	(16,453)	(29,541)
Interest Expense (beneficial conversion feature-debenture)	(12,500)	—

Net Loss before Provision for Income Taxes	(294,430)	(554,393)

Provision for Income Taxes	—	—

Net Loss	$(294,430)	$(554,393)

Basic & Fully Diluted Net Income (Loss) per Common Share:	($0.01)	($0.01)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	48,224,018	43,757,135

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Quarters Ended December 31, 2018 and 2017

Unaudited

	3 Months	3 Months
	31-Dec-18	31-Dec-17
Operating Activities:
Net loss	$(294,430)	$(554,393)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad Debt Expense	5,388	—
Loss on Settlement of Legal Bill	—	76,437
Stock Compensation Expense	30,121	549,588
Interest Expense- Beneficial Conversion Feature	12,500	—
Depreciation & Amortization Expense	7,671	8,504

Decrease (increase) in operating assets
Accounts receivable	(90,248)	(248,019)
Other Receivable - Related Parties	(1,172)
Prepaid expense	36,699	23,333
Inventory	463	(3,365)
Increase (decrease) in operating liabilities
Accounts Payable and Accrued Expenses	168,590	18,370
Deferred Revenue	(10,000)	174,336
Net cash provided (used) by operations	(134,418)	44,791

Investing activities:
Investment in Baoxin	—	(300,000)
Purchase of lab equipment & furniture	(25,679)	(27,470)
Patents development	(5,572)	(10,975)
Net cash used by investing activities	(31,251)	(338,445)

Financing activities:
Issuance of common shares	35,000	—
Paid down capital lease	(7,347)	—
Options exercised	—	25,000
Payable to related party	96,921	(1,124)
Net cash provided by financing activities	124,574	23,876

Net change in cash	(41,095)	(269,778)

Cash balance at beginning of the period	68,320	410,342

Cash balance at end of the period	$27,225	$140,564

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,212	$—
Income taxes paid during the period	$—	$—

See the notes to the financial statements.

See Note 14 for non-cash transactions.

American CryoStem Corporation

Consolidated Statement of Changes in Shareholders’ Deficit

For the Quarters Ended December 31, 2018 and 2017

Unaudited

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2017	43,409,580	$43,410	$11,581,197	$(12,646,165)	$(1,021,558)

Convertible notes exercised	1,241,667	1,242	223,758		225,000
Options exercised	600,000	600	24,400		25,000
Shares issued to pay interest due	23,705	24	19,268		19,292
Shares issued to pay legal bill	219,290	219	186,177		186,396
Issuance of options			549,023		549,023
Net loss				(554,393)	(554,393)

Balance at December 31, 2017	45,494,242	$45,495	$12,583,823	$(13,200,558)	$(571,240)

Balance at September 30, 2018	48,196,210	$48,197	$13,388,034	$(14,136,677)	$(700,446)

Issuance of common shares	116,667	117	34,883		35,000
Shares issued to pay interest due	34,372	34	22,385		22,419
Stock Compensation Expense			30,121		30,121
Net loss				(294,430)	(294,430)

Balance at December 31, 2018	48,347,249	$48,348	$13,475,423	$(14,431,107)	$(907,336)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2018

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

The Consolidated Financial Statement Disclosures for the quarter ended December 31, 2018 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2018.

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

December 31, 2018

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

The Company has adopted ASC 606, which requires the company to disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainly of revenue and cash flows arising from contracts with customers. There has been no material effect on income, net income and per share amounts. There are no restated amounts or adjustments. The Company has adopted a retrospective approach to adopting these standards. These standards have been implemented by management and there are no outstanding issues to be addressed.

Reclassification – Some of the Balance Sheet items for September 30, 2018 and the Statement of Operations for the three months ended December 31, 2017 have been reclassified. None of these reclassifications affect the presentation of the Company’s financial position or results of operations.

Advertising – Advertising Cost are reported as they are incurred. Advertising Costs were $200 for the quarter ended December 31, 2018 and $2,961 for the quarter ended December 31, 2017, which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $5,387 at December 31, 2018 and $0 at September 30, 2018.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $33,235 at December 31, 2018 and $33,698 at September 30, 2018.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2018 and September 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2017 are subject to IRS and State of New Jersey audit.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2018

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases.  The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months.  Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance.  The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We plan to adopt the amended ASU in fiscal year 2020 and do not expect the accounting change to have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an updated standard on revenue recognition.  The ASU provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies that report using the International Financial Reporting Standards or U.S.GAAP.  The main purpose of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.  The new standard also enhances disclosures about revenue, providing guidance for transactions not previously addressed comprehensively and improves the guidance for multiple-element arrangements. The Company has adopted this pronouncement and the accounting change does not have a material effect on our financial statements.

The Company has adopted ASC 606, which requires the company to disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainly of revenue and cash flows arising from contracts with customers. There has been no material effect on income, net income and per share amounts. There are no restated amounts or adjustments. The Company has adopted a retrospective approach to adopting these standards. These standards have been implemented by management and there are no outstanding issues to be addressed.

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

NOTE 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of these financial statements. Management’s plans with regard to this matter are to continue to fund its operations through fundraising activities in fiscal 2019 to fund future operations and business expansion.

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

The Company had 11,631,500 and 13,841,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for the quarters ended December 31, 2018 and 2017, respectively; and, 1,680,237 and 3,261,548 shares issuable on the conversion of outstanding Convertible Notes for quarters ended December 31, 2018 and 2017, respectively.

Net Loss per share for the following quarters is computed below:

	3 months	3 months
	Dec 31, 2018	Dec 31, 2017
Net Loss	$(294,430)	$(554,393)
Weighted average shares outstanding, basic and diluted	48,224,018	43,757,135
Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2018

Unaudited

NOTE 4. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	December 31, 2018	September 30, 2018
Laboratory Equipment	$416,879	$416,879
Laboratory Leasehold Improvements	110,286	84,608
Laboratory Furniture	1,841	1,841
Office Equipment	23,988	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(293,793)	(287,071)

Net Property and Equipment	$263,663	$244,707

Depreciation expense for quarters ended December 31, 2018 and December 31, 2017 was $6,722 and $5,963 respectively.

Note 5. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Accumulated Amortization as of December 31, 2018 and September 30, 2018 was $18,014 and $17,065, respectively. Amortization Expense for the quarters ended December 31, 2018 and 2017 was $949 and $2,521, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $296,598 for the quarter ended December 31, 2018 and $291,027 for Fiscal 2017.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2018

Unaudited

Note 5. Patent & Patents Filings (continued)

Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, International PCT filing PCT/US/68350 filed December 31, 2015 with a priority date of December 31, 2014. During 2017 the Company extended the filing into China, the EU, India, Japan, the Kingdom of Saudi Arabia, Canada and Mexico.

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

NOTE 6. Debt

The following table describes the Company’s debt outstanding as of December 31, 2018:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 40 cents	$100,000	Fiscal 2020	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
Capital Lease	$86,040	Fiscal 2021	14.00%

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

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Quarter Ended December 31, 2018 was $12,500. The note is discounted due to the Beneficial Conversion Feature in the amount of $62,500 as of December 31, 2018 and $75,000 as of September 30, 2018.

Note 7. Common Stock Issuances

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

During fiscal 2018, the Company issued 118,461 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $62,232. The share prices were determined by the aggregate market price for the week in which the shares were issued.

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

During the quarter ended December 31, 2018, the Company issued 116,667 shares and received proceeds of $35,000. The share price was .30 per share.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2018

Unaudited

Note 7. Common Stock Issuances (continued)

During the quarter ended December 31, 2018, the Company issued 34,372 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $22,419. The share prices were determined by the aggregate market price for the week in which the shares were issued.

NOTE 8. Option Issuances

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The Company uses the Black-Sholes option pricing model to measure the fair values of its option grants. For purposes of determining the option values at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model using the parameters of the volatility of the Company’s share prices and the risk free interest rate. The intrinsic value of the shares underlying the options is zero.

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options.  The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability.  The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise.   Using the Black-Sholes valuation method the company issued options and recorded compensation of $30,121 and $549,023 for the quarters ended December 31, 2018 and 2017, respectively and there is $70,281 of unrecognized expense due to unvested options as of December 31, 2018.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)
Outstanding at September 30, 2017	14,776,500	$0.05 - $0.40	$0.25	2.75

Granted	500,000	$0.01
Exercised	(1,145,000)	$0.01 - $0.40
Expired	(1,825,000)	$0.15 - $0.40
Forfeited	—
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at December 31, 2018	12,306,500	$0.05 - $0.40	$0.26	2.10
Exercisable at December 31, 2018	11,631,500	$0.05 - $0.40	$0.25	2.02

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2018

Unaudited

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

The Company valued its investments in Baoxin and Autogenisis along with the Bridge Notes and Convertible Notes at cost for the quarter ended December 31, 2018 and Fiscal 2018. Stock Options were valued using level 3 hierarchy.

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

Minimum lease payments under this lease are as follows:

Fiscal 2019	$3,865
Total minimum lease payments	$3,865

These remaining lease payments are due in cash.

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum payments for this lease are as follows:

Fiscal 2019	$23,850
Fiscal 2020	31,800
Fiscal 2021	18,550
Total minimum lease payments	$82,150

Rent Expense was $56,244 for the quarter ended December 31, 2018 and $23,979 for the quarter ended December 31, 2017.

The Company entered into a capital lease for lab equipment in 2018. The minimum lease payments due on the capital lease are as follows.

Fiscal 2019	31,676
Fiscal 2020	42,235
Fiscal 2021	28,157
Total minimum lease payments	$102,069
Less amounts representing interest	(16,029)
Present value of net minimum lease payments	$86,040

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2018.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2018

Unaudited

NOTE 11. Concentration of Credit

The Company received approximately 86% of its revenues in for the quarter ended December 31, 2018 from one client, Baoxin. The Company also had accounts receivable from Baoxin of $300,000 for the quarter ended December 31, 2018.

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

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publically traded corporation and the investment is carried at cost at December 31, 2018. The Company annually reviews its investments for impairment and has determined that no impairment of its investment is necessary for the quarter ended December 31, 2018.

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

NOTE 13. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers/directors in the amount of $204,110 for the quarter ended December 31, 2018 and $107,189 for Fiscal 2018. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in the next twelve months. The Company has accrued salaries for Mr. Arnone and Mr. Dudzinski and we do not foresee paying the accrued amounts until the Company has adequate funds to do so.

Note 14. Non-Cash Transactions

During the quarter ended December 31, 2018, the Company issued shares of common stock to pay interest expense on the convertible notes and bridge notes in the amount of $22,419.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2018 through the date of issuance of this report. There are no subsequent events to report as of the issuance of this report.

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

Our business strategy is centered on marketing our standardized collection and processing platform and products as a complete adipose stem cell solution. We are expanding our international laboratory and product footprint, through internal research and development and scientific collaborations. We intend to generate revenue through the sale and licensing of our patented collection, processing and storage products, laboratory tools, and physician/researcher services to attempt to capitalize on: (1) ADSC technologies; (2) scientific breakthroughs incorporating ADSCs that have been developing in the fast growing Regenerative and Personalized Medicine industries; (3) providing these growth industries with a standardized ADSC cell processing platform; (4) enhancing the delivery of healthcare through cellular-based therapies and applications which address disease treatment, wound and burn healing, joint repair and personalized health and beauty care; and (5) building a global network of physicians and affiliated laboratory facilities for the delivery of our products and services. Additionally, the Company has been engaged in upgrading its facility from a tissue bank to a biologic drug manufacturing facility. These upgrades include the addition of new space and a new clean room, retention of consultants to assist the company with upgrades to our procedures, methods and materials to ensure compliance with FDA regulations.

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

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company requires licensee’s of our tissue and cell processing technologies to purchase the consumable products required in the collection, processing and storage of tissue/stem cells as part of the licensing agreement including our CELLECT® Collection, Transportation, and Storage System and ACSelerate™ Cell Culture Media Products.

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

Our branded product and service offerings include:

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” clinical solution for physicians or researchers to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our proprietary ACSelerate–TR™ transport medium into all collection bags which supports the health of the tissue during transport. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology platform to be used by licensees of our platform technologies.

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

ATCELL™ Adipose Derived Stem Cells (ADSCs) –Processed and characterized adipose derived regenerative cells (ADRCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and ACSelerate™ patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADRCs and differentiated cell products and processing methodology. The Company maintains multiple master and differentiated cell lines and labels them according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL–CH™ (differentiated chondrocytes), etc. Cell lines are custom created for patients desiring to store their cells for their own use in future Regenerative Medicine procedures. The Company charges its customers fees to process a previously stored ATGRAFT™ sample and for newly collected client tissue samples to be processed. Customer samples submitted for processing must utilize the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs and quality control standards.

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

Hong Kong

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement called for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014.

In 2017 as part of the Company’s transaction with Baoxin, HIT and the Company agreed to transfer certain product and distribution rights granted to HIT under its 2014 agreement to Baoxin. The Company was paid of fee of US$100,000 in the transaction and was provided with an initial ownership position in a planned Regenerative Treatment Center to be established by HIT in Hong Kong.

Thailand

On April 5, 2018 the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement dated March 23, 2018 to license its ATGRAFT™ and ATCELL adipose tissue (fat) processing and storage technologies with Cryoviva (Thailand) Ltd., a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection; processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

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

Since receiving the Warning Letter from the FDA in January the Company undertook a complete reorganization and remediation of its facility and operations and an expansion of its existing facilities. Working with its landlord at its Monmouth Junction Facility, NJ facility the Company has leased additional space and is in the final stages of installing and certifying a new Clean Room designed specifically for cellular expansion, medium filling and tissue processing. In addition, the Company has retained new consultants to assist its personnel in the review and revalidation of its operating procedures, equipment and processing methods as well as designing new procedures for upgraded and newly acquired laboratory operating and testing equipment. This work has been performed in expectation of a pending Investigational New Drug Application (IND) with the FDA for the use of autologous adipose derived cells by its clients for the relief of inflammation associated with certain conditions resulting from trauma. During the course of these efforts, the Company has been engaged with representatives of the FDA regarding our responses to the Warning Letter and scheduled and completed a Pre-IND meeting with FDA to clarify some of the requirements of the IND application process and documentation. The Company filed a preliminary IND brief with the FDA in April of 2018 and requested a Pre-IND meeting with the FDA which was held by on June 1, 2018. The Company received additional comments from the FDA late June of 2018 and has incorporated these comments into the pending Application. Additionally the Company has initiated a focused questionnaire program to obtain additional treatment and outcome data from all participants under the COI program. The Company believes that it can complete this work and prepare and submit the Application to FDA in 2019. The Company continues to implement the necessary facility and operational upgrades necessary to convert its tissue banking facility into a cGMP drug manufacturing facility. This has included the hiring of new consultants, upgrades to the existing facility infrastructure, additional leased space and the installation of a new clean room processing area within the new space. To date the installation, certification and qualification validation of the new clean room and the accompanying equipment has been completed and training and material validation and qualification have been initiated. The Company believes that it can complete the remaining qualification, certification, validation, testing, and documentation requirements in the second calendar quarter of 2019.

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

A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Covers CELLECT Kit, Transport and Cryopreservation Medium for ATGRAFT and ATCELL Products	US Serial No 13/194,900 Filed June 6, 2010 Patent Application Published December 5, 2013 Claims Granted US Patent No. 10,014,079. Continuation filed upon issuance.
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Continuation covering Improvements	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/194,900 imminent (PCT Application filing planned)
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 6, 2011, Claims Granted US Patent No.10,154,664 December 18,2018. Continuation filed upon issuance.
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/646,900 imminent (PCT Application filing planned)
Compositions and Methods for collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers the core processing adipose tissue for ATGRAFT adipose tissue dermal filler product	U.S. Serial No. 14/406,203 National Phase entry date of December 5, 2014 based on PCT/US2013/044621 European Union Application No. EPI3800847.9 China Application No. 2013800391988
Compositions and Methods for “Collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers additional claims related to ATGRAFT process not included in original application	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 14/406,203 imminent (PCT Application filing planned)
Systems and methods to isolate and expand stem cells from urine	Isolation of stem cells from urine of patients for use in research and therapeutics	US Serial Nos. 62/335,426 and 62/439,106

Additionally, the Company has in-licensed the following IP:

Patent Title	Use of Patent	Application Number
Cosmetic compositions including tropoelastin isomorphs (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based a biological (PCS)	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Cryoviva (Thailand) Ltd

On March 23, 2018 the Company entered into an agreement to license its ATGRAFT™ and  ATCELL adipose tissue (fat) processing and storage technologies with Cryoviva (Thailand) Ltd., (“Cryoviva”) a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection, processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

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

CellSource, LTD. – Tokyo, Japan

In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an agreement licensing the ATGRAFT™ technology to CellSource for Japan. The non- exclusive agreement expires in June of 2020 and may be renewed for an additional term upon expiration.

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

Going Concern

As of the date of this report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of these financial statements. Management’s plans with regard to this matter is to continue to fund its operations through fundraising activities in fiscal 2019 to fund future operations and business expansion.

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

Results of Operations- Three Months

The Company’s revenue for the quarter ended December 31, 2018 decreased to $115,391 versus $455,892 in the same period of Fiscal 2018, a decrease of 74.6%, mainly as a result our stoppage in cellular processing revenues until we come into compliance with FDA regulations, which we expect to resume in the second quarter of fiscal 2019. Licensing Revenue decreased to $110,614 compared to $126,667 in Fiscal 2018, a decrease of 12.6%.

Administrative expenses decreased to $371,788 for the quarter ended December 31, 2018, a decrease of 58.8% from the same period for Fiscal 2018. The main cause in the decrease was lower expenses associated with stock compensation expense.

Interest expense for the quarter ending December 31, 2018 decreased to $28,953 as compared to $29,541 for the same period last year. The interest expense for December 31, 2018 includes $12,500 for the effects of the beneficial conversion feature associated with debenture holders converting their debentures.

Net loss for the first quarter of Fiscal 2019 was $294,430, compared to a loss of $554,393 for the same period of 2018.

Net loss per share for the quarter ended December 31, 2018 was $0.01, compared to $0.01 for the same quarter last year.

Liquidity and Capital Resources

As of December 31, 2018, the Company had a cash balance of $27,225 a decrease of $41,095 since September 30, 2018, our fiscal year end. Operations used $134,418 of our cash. We used $31,251 in cash for investments including $25,679 for the purchase of lab equipment and $5,572 in patent development and maintenance. The main sources of cash provided by financing activities including new equity issuances and an additional loan from ACS Global, Inc. and from licensing fees during the three months ended December 31, 2018.

Our accounts receivable increased to $302,178 at December 31, 2018 from $217,318 at September 30, 2018 mainly due from Baoxin for licensing fees. Convertible debt decreased to $347,143 as more of our debenture holders converted to shares.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended December 31, 2018.

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

In order to move our Company through its next critical growth phase of development and commercialization and to ensure we are in position to support our research collaborations and market penetration strategies, Management continues to seek new investment into the Company from existing and new investors with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from both the retail and institutional investing communities, while limiting dilution to our current shareholders. On January 14, 2019 the Company terminated its agreement with Gramatan, LLC. Fees due per the terms of the agreement are included in administrative expenses in the Company’s financial statements. Management also focuses its efforts on increasing sales and licensing revenue and reducing expenses.

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

Minimum lease payments under this lease are as follows:

Fiscal 2019	$3,865
Total Minimum Lease Payments	$3,865

These remaining lease payments are due in cash.

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum payments for this lease are as follows:

Fiscal 2019	$23,850
Fiscal 2020	31,800
Fiscal 2021	18,550
Total minimum lease payments	$82,150

The Company entered into a capital lease for lab equipment in 2018. The minimum lease payments due on the capital lease are as follows.

Fiscal 2019	31,676
Fiscal 2020	42,235
Fiscal 2021	28,157
Total minimum lease payments	$102,069
Less amounts representing interest	(16,029)
Present value of net minimum lease payments	$86,040

Depreciation Expense for the leased equipment for the first three months or Fiscal 2019 was $4,596.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2018.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At December 31, 2018, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $204,110. The advances are due on demand, are unsecured, and carry no interest rate and is not expected to be collected within the next year.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU fiscal year 2020 and do not expect the accounting change to have a material effect on our financial statements.

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

The Company has adopted ASC 606, which requires the company to disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainly of revenue and cash flows arising from contracts with customers. There has been no material effect on income, net income and per share amounts. There are no restated amounts or adjustments. The Company has adopted a retrospective approach to adopting these standards. These standards have been implemented by management and there are no outstanding issues to be addressed.

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

As of December 31, 2018, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

During fiscal 2018, the Company issued 118,461 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $62,232. The share prices were determined by the aggregate market price for the week in which the shares were issued.

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

During the quarter ended December 31, 2018, the Company issued 116,667 shares and received proceeds of $35,000. The share price was .30 per share.

During the quarter ended December 31, 2018, the Company issued 34,372 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $22,419. The share prices were determined by the aggregate market price for the week in which the shares were issued.

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

AMERICAN CRYOSTEM CORPORATION

February 19, 2019	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 19, 2019	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
36