Form 10-Q
period 2019-03-31
AMERICAN CRYOSTEM Corp
filed 2019-05-20
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54672

AMERICAN CRYOSTEM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Meridian Road, Eatontown, NJ	07724
(Address of principal executive offices)	(Zip Code)

732-747-1007
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par	CRYO	OTCIQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 17, 2019, the issuer’s $0.001 par value Common Stock totaled 49,230,582 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

American CryoStem Corporation

Balance Sheets

March 31, 2019 and September 30, 2018

ASSETS	31-Mar-19	30-Sep-18
	Unaudited	Audited
Current Assets:
Cash	$19,550	$68,320
Accounts Receivable - net of allowance for bad debt	305,283	217,318
Other Receivable - Related Parties	—	790
Prepaid Expenses	—	48,931
Inventory	27,038	33,698
Total Current Assets	351,871	369,057

Other Assets:
Other Receivable	159	159
Investment in Autogenesis - at cost	1,000	1,000
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	344,205	337,962
Fixed Assets - net of accumulated depreciation	256,936	244,707

Total Assets	$1,267,711	$1,266,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable & Accrued Expenses	$310,249	$307,214
Legal & Accounting Payable	88,210	65,561
Consultants Payable	166,667	131,667
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	373,500	323,500
Equipment Lease Payable	33,255	31,001
Deferred Revenues	6,667	26,667
Total Current Liabilities	1,205,048	1,112,110

Long Term Liabilities:
Convertible Note Payable - Net of Debt Discount	—	25,000
Equipment Lease Payable	45,184	62,386
Accrued Executive Salaries	780,186	660,186
Payable to Related Party (ACS Global Inc.)	204,110	107,189
Total Liabilities	2,234,528	1,966,871

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2019 and September 30, 2018	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 49,230,582 shares issued and outstanding at March 31, 2019 and 48,196,210 issued and outstanding at September 30, 2018	49,232	48,197
Additional Paid in Capital	13,767,161	13,388,034
Accumulated Deficit	(14,783,210)	(14,136,677)
Total Shareholders’ Deficit	(966,817)	(700,446)

Total Liabilities & Shareholders’ Deficit	$1,267,711	$1,266,425

See the notes to the financial statements.

American CryoStem Corporation

Statements of Operations

(unaudited)

For the Six Months and the Three Months Ended March 31, 2019 and 2018

	6 Months	6 Months	3 Months	3 Months
	31-Mar-19	31-Mar-18	31-Mar-19	31-Mar-18
Revenues
Tissue Processing & Storage	$15,684	$604,215	$10,907	$191,616
Product Sales	22,603	—	22,603	—
Licensing Fees & Royalties	121,424	175,634	10,810	48,967
Total Revenues	159,711	779,849	44,320	240,583
Less Cost of Revenues	(25,673)	(162,485)	(20,710)	(79,111)

Gross Margin	134,038	617,364	23,610	161,472

Operating Expenses
Laboratory Expense	242,285	276,567	95,962	149,392
Sales & Marketing	12,262	40,648	8,284	17,761
Professional Fees	39,083	59,013	37,210	31,787
Stock Compensation Expense	60,242	549,588	30,121	—
General & Administrative	364,879	304,812	175,386	127,381
Total Operating Expenses	718,751	1,230,628	346,963	326,321

Net Loss from Operations	(584,713)	(613,264)	(323,353)	(164,849)

Other Income (Expenses):
Interest Income	1	—	1	—
Loss on Settlements	—	(96,621)	—	(20,184)
Foreign Taxes	(4,117)	—	—	—
Interest Expense	(32,704)	(52,211)	(16,251)	(22,670)
Interest Expense (beneficial conversion feature-debenture)	(25,000)	—	(12,500)	—

Net Loss before Provision for Income Taxes	(646,533)	(762,096)	(352,103)	(207,703)

Provision for Income Taxes	—	—	—	—

Net Loss	$(646,533)	$(762,096)	$(352,103)	$(207,703)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.013)	$(0.017)	$(0.007)	$(0.005)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	48,512,058	44,630,031	48,802,990	45,519,016

See the notes to the financial statements.

American CryoStem Corporation

Statements of Cash Flows

(unaudited)

For the Six Months Ended March 31, 2019 and 2018

	6 Months	6 Months
	31-Mar-19	31-Mar-18
Operating Activities:
Net loss	$(646,533)	$(762,096)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad Debt Expense	5,635	—
Loss on Settlement of Legal Bill	—	96,621
Stock Compensation Expense	60,242	563,338
Interest Expense-Beneficial Conversion Feature	25,000	—
Depreciation & Amortization Expense	15,327	30,408

Decrease (increase) in operating assets
Accounts receivable	(93,600)	7,943
Other Receivable - Related Parties	790
Prepaid expense	48,931	15,333
Inventory	6,660	(3,365)
Increase (decrease) in operating liabilities
Accounts Payable and Accrued Expenses	110,603	136,202
Executive Compensation	120,000	35,000
Deferred Revenue	(20,000)	125,431
Net cash provided (used) by operations	(366,945)	244,815

Investing activities:
Investment in Baoxin	—	(300,000)
Purchase of lab equipment & furniture	(25,678)	(27,470)
Patents development	(8,120)	(19,670)
Net cash used by investing activities	(33,798)	(347,140)

Financing activities:
Issuance of common shares	270,000	—
Paid down capital lease	(14,948)	(9,403)
Options exercised	—	25,000
Payable to related party	96,921	(1,631)
Net cash provided by financing activities	351,973	13,966

Net change in cash	(48,770)	(88,359)

Effect of Exchange Rate on Cash		1,700
Cash balance at beginning of the period	68,320	410,342

Cash balance at end of the period	$19,550	$323,683

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,169	$3,465
Income taxes paid during the period	$—	$—

See the notes to the financial statements.

See Note 14 for non-cash transactions.

American CryoStem Corporation

Statement of Changes in Shareholders’ Equity

(unaudited)

For the Six Months Ended March 31, 2019 and 2018

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2017	43,409,580	$43,410	$11,581,197	$(12,646,165)	$(1,021,558)

Convertible notes exercised	1,991,667	1,992	373,008		375,000
Options exercised	600,000	600	24,400		25,000
Shares issued to pay interest due	23,705	24	19,268		19,292
Shares issued to pay legal bill	219,290	219	186,177		186,396
Shares issued for services	25,000	25	13,725		13,750
Issuance of options			549,023		549,023
Net loss				(762,096)	(762,096)

Balance at March 31, 2018	46,269,242	$46,270	$12,746,798	$(13,408,261)	$(615,193)

Balance at September 30, 2018	48,196,210	$48,197	$13,388,034	$(14,136,677)	$(700,446)

Issuance of common shares	900,000	900	269,100		270,000
Shares issued to pay bill	100,000	100	27,400		27,500
Shares issued to pay interest due	34,372	34	22,385		22,419
Stock Compensation Expense			60,242		60,242
Net loss				(646,533)	(646,533)

Balance at March 31, 2019	49,230,582	$49,231	$13,767,161	$(14,783,210)	$(966,818)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2019

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

The Consolidated Financial Statement Disclosures for the quarter ended March 31, 2019 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10K for the year ended March 31, 2019.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2019

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Reclassification - Some of the Balance Sheet items for September 30, 2018 and the Statement of Operations for the six months three months ended March 31, 2018 have been reclassified. None of these reclassifications affect the presentation of the Company’s financial position or results of operations.

Advertising - Advertising Cost are reported as they are incurred. Advertising Costs were $599 for the six months ended March 31, 2019 and $3,234 for the six months ended March 31, 2018; and $399 for the three months ended March 31, 2019 and $273 for the three months ended March 31, 2018 which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $5,635 at March 31, 2019 and $0 at September 30, 2018.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $27,038 at March 31, 2019 and $33,698 at September 30, 2018.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2019 and September 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2017 are subject to IRS and State of New Jersey audit.

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

March 31, 2019

Unaudited

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

The Company had 11,481,500 and 13,366,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for the quarters ended March 31, 2019 and 2018, respectively; and, 1,680,237 and 2,511,548 shares issuable on the conversion of outstanding Convertible Notes for quarters ended March 31, 2019 and 2018, respectively.

Net Loss per share for the following quarters is computed below:

	6 Months	6 Months	3 months	3 months
	31-Mar-19	31-Mar-18	31-Mar-19	31-Mar-18
Net Loss	$(646,533)	$(762,096)	$(352,103)	$(207,703)
Weighted average shares outstanding,	48,512,058	44,630,031	48,802,990	45,519,016
Basic & fully diluted net loss per common share	$(0.013)	$(0.017)	$(0.007)	$(0.005)
9

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2019

Unaudited

NOTE 4. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	March 31, 2019	September 30, 2018
Laboratory Equipment	$416,879	$416,879
Laboratory Leasehold Improvements	110,287	84,608
Laboratory Furniture	1,841	1,841
Office Equipment	23,988	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(300,521)	(287,071)
Net Property and Equipment	$256,936	$244,707

Depreciation expense for the six months ended March 31, 2019 and 2018 was $13,450 and $26,959, respectively; and for the three months ended March 31, 2019 and 2018 was $6,728 and $20,976, respectively.

Note 5. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Accumulated Amortization as of March 31, 2019 and September 30, 2018 was $18,942 and $17,065, respectively. Amortization Expense for the six months ended March 31, 2019 and 2018 was $1,877 and $3,449, respectively; for the three months ended March 31, 2019 and 2018 was $928 and $928, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $298,420 for the quarter ended March 31, 2019 and $291,027 for Fiscal 2017.

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

March 31, 2019

Unaudited

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

NOTE 6. Debt

The following table describes the Company’s debt outstanding as of March 31, 2019:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 40 cents	$100,000	Fiscal 2020	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
Capital Lease	$78,439	Fiscal 2021	14.00%

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

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Quarter Ended March 31, 2019 was $25,000. The note is discounted due to the Beneficial Conversion Feature in the amount of $50,000 as of March 31, 2019 and $75,000 as of September 30, 2018.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2019

Unaudited

Note 7. Common Stock Issuances (continued)

During the six months ended March 31, 2019, the Company issued 900,000 shares and received proceeds of $375,000.

During the six months ended March 31, 2019, the Company issued 34,372 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $22,419. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the six months ended March 31, 2019, the Company issued 100,000 shares to pay an outstanding bill. The amount of the bill paid was $27,500. The share prices was 0.275 per share.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options. The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability. The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise. Using the Black-Sholes valuation method the company issued options and recorded compensation of $60,242 and $549,023 for the six months ended March 31, 2019 and 2018, and respectively; and $30,121 and -0- for the three months ended March 31, 2019 and 2018, respectively. There is $40,160 of unrecognized expense due to unvested options as of March 31, 2019.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)
Outstanding at September 30, 2017	14,776,500	$0.05 - $0.40	$0.25	2.75

Granted	500,000	$0.01
Exercised	(1,145,000)	$0.01 - $0.40
Expired	(1,825,000)	$0.15 - $0.40
Forfeited	—
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31

Granted	—
Exercised	—
Expired	(150,000)
Forfeited	—
Outstanding at March 31, 2019	12,156,500	$0.05 - $0.40	$0.26	1.88
Exercisable at March 31, 2019	11,481,500	$0.05 - $0.40	$0.25	1.80

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2019

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

The Company valued its investments in Baoxin and Autogenisis along with the Bridge Notes and Convertible Notes at cost for the quarter ended March 31, 2019 and Fiscal 2018. Stock Options were valued using level 3 hierarchy.

NOTE 10. Commitments & Contingencies

The Company on a month to month basis for 1,628 square feet lab space in South Brunswick, New Jersey for a rent of $7,732 per month.

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum payments for this lease are as follows:

Fiscal 2019	$15,900
Fiscal 2020	31,800
Fiscal 2021	18,550
Total minimum lease payments	$66,250

Rent Expense for the six months ended March 31, 2019 and 2018 was $95,755 and 47,958; and for the three months ended March 31, 2019 and 2018 was $39,511 and 23,979, respectively.

The Company entered into a capital lease for lab equipment in 2018. The minimum lease payments due on the capital lease are as follows.

Fiscal 2019	21,118
Fiscal 2020	42,235
Fiscal 2021	28,157
Total minimum lease payments	$91,510
Less amounts representing interest	(13,071)
Present value of net minimum lease payments	$78,439

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2018.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2019

Unaudited

NOTE 11. Concentration of Credit

The Company received approximately 64% of its revenues for the six months ended March 31, 2019 from one client, Baoxin. The Company also had accounts receivable from Baoxin of $300,000 for the quarter ended December 31, 2018.

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

NOTE 13. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers/directors in the amount of $204,110 for the quarter ended March 31, 2019 and $107,189 for Fiscal 2018. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in the next twelve months.

The Company received advances from time to time from a company that is majority owned by the Company’s Chairman and Chief Executive Officer. At March 31, the Company had a balance due of $5,608. The advances are unsecured, and carry no interest rate.

The Company received advances from time to time from a company that is wholly owned by the Company’s Chairman and Chief Executive Officer. At March 31, the Company had a balance due of $4,000. The advances are unsecured, and carry no interest rate.

The Company has accrued salaries for Mr. Arnone and Mr. Dudzinski and we do not foresee paying the accrued amounts until the Company has adequate funds to do so.

Note 14. Non-Cash Transactions

During the six months ended March 31, 2019, the Company issued shares of common stock to pay interest expense on the convertible notes and bridge notes in the amount of $22,419.

During the six months ended March 31, 2019, the Company issued shares of common stock to pay an outstanding bill notes in the amount of $27,500.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2019 through the date of issuance of this report.

The Company issued (3) three Convertible Notes for $50,000 each with 5% interest, convertible at $0.33 per share due in March 2021.

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

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management believes that we are well positioned to utilize our developed products and services as the foundation for domestic and international distribution through licensees of our technologies, and a host of Regenerative Medicine application uses and future therapy products. In the US we operate an FDA registered facility that generates revenue from; the processing and storage of adipose tissue (ATGRAFT™), the processing of adipose tissue into its cellular components for future use (ATCELL™) and the production and sale of our CELLECT® tissue collection boxes, and patented media products.

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

Additionally, the Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample, and for future product creation by culturing additional samples in the ACSelerate™ cell culture and differentiation media. Cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. ATCELL™ has shown that it is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ line of culture and differentiation mediums. The ATCELL™ processing, products and services are incorporated into our granted patent “Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation” US 10,154,664 issued December 18, 2018, and “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018. The ACSelerate Medium products are incorporated into our granted patents “Cell Culture Media, Kits and Methods of Use”, US Patent No. 7,989,205 issued August 2, 2011 with additional claims granted in US Patent No. 9,487,755 granted November 8, 2016.

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

American CryoStem has licensed to Cryoviva (Thailand) Ltd., established in 2007, the rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The financial terms generally, call for the payment of certain training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT™ and ATCELL™ sample processing including CRYO’s ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX™ brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and international licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale.

Cells on Ice:

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the processing and storage of each sample generated by COI network physicians. COI planned to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company incorporated its existing Standard Operating Procedures (SOPs), processing protocols and patented products into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. COI has initiated several IRB approved studies. This initial work will become the basis for a series of regulatory filings for product approval and registration with the FDA.

On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company ceased shipment of its ATCELL™ product within the United States and is currently in discussions with the FDA concerning the filing of the IND in the near future.

Since receiving the Warning Letter from the FDA in January the Company undertook a complete reorganization and remediation of its facility and operations and an expansion of its existing facilities. Working with its landlord at its Monmouth Junction Facility, NJ facility the Company has leased additional space and is in the final stages of installing and certifying a new clean room designed specifically for cellular expansion, medium filling and tissue processing. In addition, the Company has retained new consultants to assist its personnel in the review and revalidation of its operating procedures, equipment and processing methods as well as designing new procedures for upgraded and newly acquired laboratory operating and testing equipment. This work has been performed in expectation of a pending Investigational New Drug Application (IND) with the FDA for the use of autologous adipose derived cells by its clients for the relief of inflammation associated with certain conditions resulting from trauma. During the course of these efforts, the Company has been engaged with representatives of the FDA regarding our responses to the Warning Letter and scheduled and completed a Pre-IND meeting with FDA to clarify some of the requirements of the IND application process and documentation. Additionally the Company has initiated a focused questionnaire program to obtain additional treatment and outcome data from all participants under the COI program. The Company believes that it can complete this work and prepare and submit the Application to FDA in the near future. The Company continues to implement the necessary facility and operational upgrades necessary to convert its tissue banking facility into a cGMP drug manufacturing facility. This has included the hiring of new consultants, upgrades to the existing facility infrastructure, additional leased space and the installation of a new clean room processing area within the new space. To date the installation, certification and qualification validation of the new clean room and the accompanying equipment has been completed and training and material validation and qualification have been initiated. The Company believes that it can complete the remaining qualification, certification, validation, testing, and documentation requirements in the second quarter of fiscal 2019.

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

Development of Regional U.S. Markets

Cells on Ice

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the processing and storage of each sample generated by COI network physicians. COI planned to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company Incorporated its Standard Operating Procedures (SOPs), processing protocols and products into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies.

On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company ceased shipment of its ATCELL™ product within the United States and is currently in discussions with the FDA concerning the filing of the IND in the near future. (for additional information see Cells On Ice in the Collaboration / Partnering Opportunities / Acquisitions above)

Physician Network

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

Cryoviva (Thailand) Ltd

On March 23, 2018 the Company into an agreement to license its ATGRAFT™ and ATCELL™ adipose tissue (fat) processing and storage technologies to Cryoviva (Thailand) Ltd., (“Cryoviva”) a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection, processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

American CryoStem licensed to Cryoviva (Thailand) Ltd., established in 2007, the rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The financial terms include the payment of certain training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT™ and ATCELL™ sample processing including CRYO’s ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

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

Results of Operations – Six Months

The Company’s revenue for the six month period ended March 31, 2019 decreased to $159,711 in Fiscal 2018 versus $779,849 in the same period of Fiscal 2018, a decrease of 79.5%. Contributing to the total revenue decrease for the six month period for Fiscal 2019, Licensing Revenue decreased to $121,424 compared to $175,634 in Fiscal 2018, a decrease of 31%. Tissue Storage and Processing decreased to $15,684 in Fiscal 2019 from $604,215 in Fiscal 2018, a decrease of 97.5%. Administrative expenses decreased to $658,509 (exclusive of stock compensation expense valued at $60,242) for the six month period ended March 31, 2019 decrease of 3.3% from the same period for Fiscal 2018. The decrease in administrative expenses was attributable to slight decreases in professional fees and sales and marketing expenses. Laboratory expenses remained high reflecting the continued costs associated with testing and scientific work in support of our planned IND filing. Interest expense for the six month period ending March 31, 2019 decreased to $32,704 as compared to $52,211 for the same period last year. This is a 37.3% decrease. The decrease was attributed to debenture holders converting their debentures to shares in Fiscal 2018 and 2019. Net loss for the first six months of Fiscal 2019 was $584,713, compared to $613,264 from last year, a 4.6% decrease. Most of the loss in Fiscal 2019 can be attributed to the discontinuation of the shipment of our ATCELL™ product and the continuing work performed to support of the pending IND filing. Net loss per share for the first six months ended March 31, 2018 was a loss of $0.013, compared to $0.017 last year.

Results of Operations- Three Months

The Company’s revenue for the quarter ended March 31, 2019 decreased to $44,230 versus $240,583 in the same period of Fiscal 2018, a decrease of 81%, mainly as a result our stoppage in cellular processing revenues until we come into compliance with FDA regulations. Licensing Revenue decreased to $10,320 compared to $48,967 in Fiscal 2018, a decrease of 78%.

Administrative expenses increased to $175,386 for the quarter ended March 31, 2019, from $127,381 for the same period In Fiscal 2018 an increase of 37% from the same period for Fiscal 2018. The main cause in the increase was higher expenses laboratory upgrades and work in support of the pending IND filing.

Interest expense for the quarter ending March 31, 2019 decreased to $16,251 as compared to $22,670 for the same period last year reflecting the ongoing effects of debentures that were converted to common shares. The interest expense for March 31, 2019 includes $12,500 for the effects of the beneficial conversion feature associated with debenture holders converting their debentures.

Net loss for the second quarter of Fiscal 2019 was $352,103 compared to a loss of $207,703 for the same period of 2018.

Net loss per share for the quarter ended March 31, 2019 was $0.007, compared to $0.005 for the same quarter last year.

Liquidity and Capital Resources

As of March 31, 2019, the Company had a cash balance of $19,550 a decrease of $48,770 since September 30, 2018, our fiscal year end. Operations used $48,770 of our cash. We used $33,798 in cash for investments including $25,678 for the purchase of lab equipment and $8,120 in patent development and maintenance. The main sources of cash provided by financing activities including new equity issuances and an additional loan from ACS Global, Inc. and from licensing fees during the six months ended March 31, 2019.

Our accounts receivable increased to $305,283 at March 31, 2019 from $217,318 at September 30, 2018 mainly due from Baoxin for licensing fees. Convertible debt increased to $373,500.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2019.

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

Commitments

The Company leases on a month to month basis for 1,628 square feet lab space in South Brunswick, New Jersey for a rent of $7,232 per month.

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum payments for this lease are as follows:

Fiscal 2019	$15,900
Fiscal 2020	31,800
Fiscal 2021	18,550
Total minimum lease payments	$66,250

Rent Expense for the six months ended March 31, 2019 and 2018 was $95,755 and 47,958; and for the three months ended March 31, 2019 and 2018 was $39,511 and 23,979, respectively.

The Company entered into a capital lease for lab equipment in 2018. The minimum lease payments due on the capital lease are as follows.

Fiscal 2019	$21,118
Fiscal 2020	42,235
Fiscal 2021	28,157
Total minimum lease payments	$91,510
Less amounts representing interest	(13,071)
Present value of net minimum lease payments	$78,439

Depreciation Expense for the leased equipment for the first six months or Fiscal 2019 was $15,327.

The Company is not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2019.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At March 31, 2019, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $204,110. The advances are due on demand, are unsecured, and carry no interest rate and is not expected to be collected within the next year.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU in fiscal year 2020, management is currently evaluating the impact of the ASU at the time of this report.

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

In February 2018 the FASB Issued ASU No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220) Concerning the Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has reviewed the ASU and do not expect the accounting change to have a material effect on our financial statements.

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

As of March 31, 2019, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

During the six months ended March 31, 2019, the Company issued 900,000 shares and received proceeds of $270,000.

During the six months ended March 31, 2019, the Company issued 34,372 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $22,419. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the six months ended March 31, 2019, the Company issued 100,000 shares to pay an outstanding bill. The amount of the bill paid was $27,500. The share price was 0.275 per share.

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

AMERICAN CRYOSTEM CORPORATION

May 20, 2019	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 20, 2019	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
37