Form 10-Q
period 2019-06-30
AMERICAN CRYOSTEM Corp
filed 2019-08-19
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54672

American CryoStem Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Meridian Road, Eatontown, NJ 07724
(Address of principal executive offices)	(Zip Code)
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par	CRYO	OTCIQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 13, 2019, the issuer’s $0.001 par value Common Stock totaled 49,337,918 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial StatementS

American CryoStem Corporation

Condensed Consolidated Balance Sheets

June 30, 2019 and September 30, 2018

ASSETS	30-Jun-19	30-Sep-18
	Unaudited	Audited
Current Assets:
Cash	$53,775	$68,320
Accounts Receivable - net of allowance for bad debt	200,985	217,318
Other Receivable - Related Parties	—	790
Prepaid Expenses	—	48,931
Inventory	27,038	33,698
Total Current Assets	281,798	369,057

Other Assets:
Other Receivable	—	159
Investment in Autogenesis - at cost	1,000	1,000
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	354,078	337,962
Fixed Assets - net of accumulated depreciation	250,255	244,707

Total Assets	$1,200,671	$1,266,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable & Accrued Expenses	$276,586	$307,214
Legal & Accounting Payable	100,960	65,561
Consultants Payable	168,471	131,667
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	386,000	323,500
Equipment Lease Payable	34,443	31,001
Deferred Revenues	—	26,667
Total Current Liabilities	1,192,960	1,112,110

Long Term Liabilities:
Convertible Notes Payable - Net of Debt Discount	94,097	25,000
Equipment Lease Payable	36,115	62,386
Accrued Executive Salaries	840,186	660,186
Payable to Related Party (ACS Global Inc.)	204,110	107,189
Total Liabilities	2,367,468	1,966,871

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2019 and September 30, 2018	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 49,337,918 shares issued and outstanding at June 30, 2019 and 48,196,210 issued and outstanding at September 30, 2018	49,339	48,197
Additional Paid in Capital	13,911,510	13,388,034
Accumulated Deficit	(15,127,646)	(14,136,677)
Total Shareholders’ Deficit	(1,166,797)	(700,446)

Total Liabilities & Shareholders’ Deficit	$1,200,671	$1,266,425

See the notes to the financial statements.

American CryoStem Corporation

Condensed Consolidated Statements of Operations

(unaudited)

For the Nine Months and the Three Months Ended June 30, 2019 and 2018

	9 Months	9 Months	3 Months	3 Months
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18
Revenues
Tissue Processing & Storage	$21,779	$546,554	$6,095	$101,524
Product Sales	22,603	2,650	—	—
Consulting Fees	—	75,000	—	75,000
Licensing Fees & Royalties	128,091	332,932	6,667	763
Total Revenues	172,473	957,136	12,762	177,287
Less Cost of Revenues	(28,124)	(288,701)	(2,451)	(126,216)

Gross Margin	144,349	668,435	10,311	51,071

Operating Expenses
Laboratory Expense	325,809	415,818	83,524	139,251
Sales & Marketing	21,135	61,400	8,873	17,761
Professional Fees	81,943	84,650	42,860	25,637
Stock Compensation Expense	115,363	613,638	55,121	64,050
General & Administrative	493,943	528,197	129,064	221,614
Total Operating Expenses	1,038,193	1,703,703	319,442	468,313

Net Loss from Operations	(893,844)	(1,035,268)	(309,131)	(417,242)

Other Income (Expenses):
Interest Income	1	—	—	—
Gain/(Loss) on Settlements	—	(96,437)	—	184
Foreign Taxes	(4,117)	—	—	—
Penalties	(439)	(538)	(439)	—
Interest Expense	(49,609)	(75,910)	(16,905)	(23,699)
Interest Expense (beneficial conversion feature-debenture)	(42,961)	(12,500)	(17,961)	(12,500)

Net Loss before Provision for Income Taxes	(990,969)	(1,220,653)	(344,436)	(453,257)

Provision for Income Taxes	—	—	—	—

Net Loss	$(990,969)	$(1,220,653)	$(344,436)	$(453,257)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.02)	$(0.03)	$(0.01)	$(0.01)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	48,770,864	45,455,400	49,281,262	45,519,016

See the notes to the financial statements.

American CryoStem Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

For the Nine Months and the Three Months Ended June 30, 2019 and 2018

	9 Months	9 Months
	30-Jun-19	30-Jun-18
Operating Activities:
Net loss	$(990,969)	$(1,220,653)
Adjustments to reconcile net loss items not requiring the use of cash:
Prepaid Rent - Stock Issued		110,096
Legal Bill - Stock Issued		89,959
Laboratory Rent - Stock Issued		24,466
Bad Debt Expense	10,748	(11,642)
Loss on Settlement of Legal Bill		96,437
Stock Compensation Expense	115,363	613,638
Interest Expense- Stock Issued		37,953
Interest Expense- Beneficial Conversion Feature	42,961	12,500
Depreciation & Amortization Expense	22,946	52,557

Changes in operating assets and liabilities
Accounts receivable	5,585	1,307
Other Receivable - Related Parties	949	(159)
Prepaid expense	48,931	(76,763)
Inventory	6,660	(3,365)
Accounts Payable and Accrued Expenses	119,466	79,272
Executive Compensation	180,000	177,832
Deferred Revenue	(26,667)	11,003
Net cash used by operations	(464,027)	(5,562)

Investing activities:
Investment in Baoxin	—	(300,000)
Purchase of lab equipment & furniture	(25,678)	(130,260)
Patents development	(18,932)	(47,243)
Net cash used by investing activities	(44,610)	(477,503)

Financing activities:
Issuance of common shares	270,000	—
Issuance of convertible debenture	150,000	100,000
Proceeds form Capital lease		102,790
Pay down Capital Lease	(22,829)	(16,750)
Options exercised	—	122,500
Payable to related party	96,921	(1,462)
Net cash provided by financing activities	494,092	307,078

Net change in cash	(14,545)	(175,987)

Cash balance at beginning of the period	68,320	410,342

Cash balance at end of the period	$53,775	$234,355

Supplemental disclosures of cash flow information:
Interest paid during the period	$8,847	$6,677
Income taxes paid during the period	—	—

See the notes to the financial statements.

See Note 14 for non-cash transactions.

American CryoStem Corporation

Consolidated Statement of Changes in Shareholders’ Equity

(unaudited)

For the Nine Months Ended June 30, 2019 and 2018 and

the Three Months Ended June 30, 2019 and 2018

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2017	43,409,580	$43,410	$11,581,197	$(12,646,165)	$(1,021,558)

Convertible notes exercised	2,740,452	2,741	479,759		482,500
Options exercised	950,000	950	121,550		122,500
Shares issued for services	80,000	80	63,970		64,050
Shares issued to pay interest due	44,377	45	37,908		37,953
Shares issued to pay legal bill	219,290	219	186,177		186,396
Issued convertible debenture			100,000		100,000
Issuance of options			549,588		549,588
Purchase prepaid rent	115,890	116	109,980		110,096
Purchase leasehold improvement	35,013	35	33,227		33,262
Net loss				(1,220,653)	(1,220,653)

Balance at June 30, 2018	47,594,602	$47,596	$13,263,356	$(13,866,818)	$(555,866)

Balance at September 30, 2018	48,196,210	$48,197	$13,388,034	$(14,136,677)	$(700,446)

Issuance of common shares	900,003	900	269,100		270,000
Shares issued to pay bill	100,000	100	27,400		27,500
Shares issued to pay interest due	91,705	92	50,299		50,391
Shares issued for services provided	50,000	50	24,950		25,000
Stock Compensation Expense			90,363		90,363
Issued convertible note - Beneficial Conversion Feature			61,364		61,364
Net loss				(990,969)	(990,969)

Balance at June 30, 2019	49,337,918	$49,339	$13,911,510	$(15,127,646)	$(1,166,797)

Balance at March 31, 2018	46,269,342	$46,270	$12,746,798	$(13,413,561)	$(620,493)

Convertible notes exercised	748,785	749	106,751		107,500
Options exercised	350,000	350	97,150		97,500
Shares issued for services	55,000	55	50,245		50,300
Shares issued to pay interest due	20,898	21	19,205		19,226
Issued convertible note - Beneficial Conversion Feature			100,000		100,000
Purchase prepaid rent	115,890	116	109,980		110,096
Purchase leasehold improvement	35,013	35	33,227		33,262
Net loss				(453,257)	(453,257)

Balance at June 30, 2018	47,594,928	$47,596	$13,263,356	$(13,866,818)	$(555,866)

Balance at March 31, 2019	49,237,377	$49,238	$13,772,791	$(14,783,210)	$(961,181)

Shares issued to pay interest due	50,541	50	22,285		22,335
Shares issued for services provided	50,000	50	24,950		25,000
Stock Compensation Expense			30,121		30,121
Issued convertible note - Beneficial Conversion Feature			61,364		61,364
Net loss				(344,436)	(344,436)

Balance at June 30, 2019	49,337,918	$49,338	$13,911,511	$(15,127,646)	$(1,166,797)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

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

The Company is in the business of collecting adipose tissue, processing it for storage or to separate and store the adult stem cells, and preparing such stem cells for long-term storage. The process allows individuals to preserve their stem cells for future personal use in cellular therapy. The adipose derived stem cells are prepared and stored without manipulation, bio-generation or the addition of biomarkers or other materials, making them suitable for use in cellular treatments and therapies offered by existing and planned treatment centers worldwide. Individualized collection and storage of adipose tissue and adult stem cells provides personalized medicine solutions by making the patient’s own preserved tissue and stem cells available for future cosmetic procedures and cellular therapies.

The Company has devoted a significant amount of its time and resources to develop its technologies and intellectual property. These efforts have resulted in the development of cell lines, cell culture medium and other laboratory products which the Company believes are suitable for licensing and distribution by third parties. Additionally the Company has initiated a licensing program to license its technologies to laboratories currently processing other types of biologic materials including cord blood and general blood banks. The Company closed its first licensing agreement in 2014 for Hong Kong and has additionally licensed its technologies in China, Japan and Thailand. The Company intends to pursue additional licensing partners.

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

The Consolidated Financial Statement Disclosures for the quarter ended June 30, 2019 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10K for the year ended September 30, 2018.

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

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Reclassification – Some of the Balance Sheet items for September 30, 2018 and the Statement of Operations for the nine months and three months ended June 30, 2018 have been reclassified. None of these reclassifications affect the presentation of the Company’s financial position or results of operations.

Advertising – Advertising Costs are reported as they are incurred. Advertising Costs were $798 for the nine months ended June 30, 2019 and $4,885 for the nine months ended June 30, 2018; and $199 for the three months ended June 30, 2019 and $1,651 for the three months ended June 30, 2018 which is included in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $10,678 at June 30, 2019 and $0 at September 30, 2018.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $27,038 at June 30, 2019 and $33,698 at September 30, 2018.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2019 and September 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2018 are subject to IRS and State of New Jersey audit.

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

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information and reasonable and supportive forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are currently evaluating the potential impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, which requires lessees to recognize all leases on their balance sheet as a right-of-use asset and lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lease accounting is similar to the current model, but has been updated to align with certain changes to the lease model and new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

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

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

Unaudited

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

The Company had 11,481,500 and 12,941,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for the quarters ended June 30, 2019 and 2018, respectively; and, 2,134,784 and 2,057,381 shares issuable on the conversion of outstanding Convertible Notes for quarters ended June 30, 2019 and 2018, respectively.

Net Loss per share for the following quarters is computed below:

	9 Months	9 Months	3 months	3 months
	30-June-19	30-June-18	30-June-19	30-June-18
Net Loss	$(990,969)	$(1,220,653)	$(344,436)	$(453,257)

Weighted average shares outstanding,	48,770,864	45,455,400	49,281,252	45,519,016

Basic & fully diluted net loss per common share	$(0.02)	$(0.03)	$(0.01)	$(0.01)

NOTE 4. Fixed Assets

The fixed assets of the Company are comprised as follows:

	June 30, 2019	September 30, 2018
Laboratory Equipment	$416,879	$416,879
Laboratory Leasehold Improvements	110,286	84,608
Laboratory Furniture	1,841	1,841
Office Equipment	23,988	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(307,201)	(287,071)
Net Property and Equipment	$250,255	$244,707

Depreciation expense for the nine months ended June 30, 2019 and 2018 was $20,130 and $48,169, respectively; and for the three months ended June 30, 2019 and 2018 was $6,680 and $21,210, respectively.

Note 5. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Accumulated Amortization as of June 30, 2019 and September 30, 2018 was $19,881 and $17,065, respectively. Amortization Expense for the nine months ended June 30, 2019 and 2018 was $2,816 and $4,388, respectively; for the three months ended June 30, 2019 and 2018 was $939 and $939, respectively

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $309,959 for the quarter ended June 30, 2019 and $291,027 for Fiscal 2018.

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

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

Unaudited

Note 5. Patent & Patents Filings (continued)

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

NOTE 6. Debt

The following table describes the Company’s debt outstanding as of June 30, 2019:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Fiscal 2021	5.00%
Convertible Notes @ 40 cents	$100,000	Fiscal 2020	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
Capital Lease	$70,558	Fiscal 2021	14.00%

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

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Nine Months and for the Quarter Ended June 30, 2019 was $37,500 and $12,500, respectively. The note is discounted due to the Beneficial Conversion Feature in the amount of $37,500 as of June 30, 2019 and $75,000 as of September 30, 2018.

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

Unaudited

Note 7. Debt (continued)

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures mature in March 2021 and has an exercise price of $.33 with interest at 5%. The entire Carrying Value of $150,000 is due in March 2021.

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Nine Months and for the Quarter Ended June 30, 2019 was $5,461. The note is discounted due to the Beneficial Conversion Feature in the amount of $55,903 as of June 30, 2019.

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

During the nine months ended June 30, 2019, the Company issued 900,003 shares and received proceeds of $270,000. The share price was $0.30 per share.

During the nine months ended June 30, 2019, the Company issued 91,705 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $50,391. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the nine months ended June 30, 2019, the Company issued 100,000 shares to pay an outstanding bill. The amount of the bill paid was $27,500. The share prices was $0.275 per share.

During the nine months ended June 30, 2019, the Company issued 50,000 shares for services. The amount of the services was valued at $25,000. The share prices was $0.50 per share.

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

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

Unaudited

NOTE 8. Option Issuances (continued)

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options.  The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability.  The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise.   Using the Black-Sholes valuation method the company issued options and recorded compensation of $90,363 and $549,023 for the nine months ended June 30, 2019 and 2018, and respectively; and $30,121 and -0- for the three months ended June 30, 2019 and 2018, respectively. There is $10,040 of unrecognized expense due to unvested options as of June 30, 2019.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)
Outstanding at September 30, 2017	14,776,500	$0.05 - $0.40	$0.25	2.75

Granted	500,000	$0.01
Exercised	(1,145,000)	$0.01 - $0.40
Expired	(1,825,000)	$0.15 - $0.40
Forfeited	—
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31

Granted	—
Exercised	—
Expired	(150,000)
Forfeited	—
Outstanding at June 30, 2019	12,156,500	$0.05 - $0.40	$0.26	1.63
Exercisable at June 30, 2019	11,481,500	$0.05 - $0.40	$0.25	1.55

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

The Company valued its investments in Baoxin and Autogenisis along with the Bridge Notes and Convertible Notes at cost for the quarter ended June 30, 2019 and Fiscal 2018. Stock Options were valued using level 3 hierarchy.

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

Unaudited

NOTE 10. Commitments & Contingencies

The Company was on a month to month basis for approximately 2,350 square feet of laboratory space in South Brunswick, New Jersey for a rent of $7,732 per month.

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum payments for this lease are as follows:

	Fiscal 2019	$7,950
	Fiscal 2020	31,800
	Fiscal 2021	18,550
Total minimum lease payments		$58,300

Rent Expense for the nine months ended June 30, 2019 and 2018 was $126,901 and $93,447; and for the three months ended June 30, 2019 and 2018 was $31,146 and $45,489, respectively.

The Company entered into a capital lease for lab equipment in 2018. The minimum lease payments due on the capital lease are as follows.

	Fiscal 2019	$10,559
	Fiscal 2020	42,235
	Fiscal 2021	28,157
Total minimum lease payments		$80,951
Less amounts representing interest		(10,393)
Present value of net minimum lease payments		$70,558

NOTE 11. Concentration of Credit

The Company received approximately 60% of its revenues for the nine months ended June 30, 2019 from one client, Baoxin. The Company also had accounts receivable from Baoxin of $200,000 as of the quarter ended June 30, 2019.

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

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publically traded corporation and the investment is carried at cost at December 31, 2018. The Company annually reviews its investments for impairment and has determined that no impairment of its investment is necessary for the quarter ended June 30, 2019.

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

American CryoStem Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

Unaudited

NOTE 13. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers/directors in the amount of $204,110 for the quarter ended June 30, 2019 and $107,189 for Fiscal 2018. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in the next twelve months.

The Company has accrued salaries for Mr. Arnone and Mr. Dudzinski and we do not foresee paying the accrued amounts until the Company has adequate funds to do so.

Note 14. Non-Cash Transactions

During the nine months ended June 30, 2019, the Company issued shares of common stock to pay interest expense on the convertible notes and bridge notes in the amount of $50,391.

During the nine months ended June 30, 2019, the Company issued shares of common stock to pay an outstanding bill in the amount of $27,500.

During the nine months ended June 30, 2019, the Company issued shares of common stock for services rendered in the amount of $25,000.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from June 30, 2019 through the date of issuance of this report and the following was identified:

On August 5, 2019, the Company was served with a civil complaint by Focus Search Group, LLC in Massachusetts. The complaint makes claims for certain consulting fees due totaling approximately $61,000. The Company has referred the matter to counsel. Management believes that it can resolve the matter quickly and that it will not have a material effect upon the Company’s operations.

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

The China launch activities are in support of the Company’s previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds approximately five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China.

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

Since receiving the Warning Letter from the FDA in January the Company undertook a complete reorganization and remediation of its facility and operations and an expansion of its existing facilities. Working with its landlord at its Monmouth Junction Facility, NJ facility the Company has leased additional space and is in the final stages of installing and certifying a new clean room designed specifically for cellular expansion, medium filling and tissue processing. In addition, the Company has retained new consultants to assist its personnel in the review and revalidation of its operating procedures, equipment and processing methods as well as designing new procedures for upgraded and newly acquired laboratory operating and testing equipment. This work has been performed in expectation of a pending Investigational New Drug Application (IND) with the FDA for the use of autologous adipose derived cells by its clients for the relief of inflammation associated with certain conditions resulting from trauma. During the course of these efforts, the Company has been engaged with representatives of the FDA regarding our responses to the Warning Letter and scheduled and completed a Pre-IND meeting with FDA to clarify some of the requirements of the IND application process and documentation. Additionally the Company has initiated a focused questionnaire program to obtain additional treatment and outcome data from all participants under the COI program. The Company believes that it can complete this work and prepare and submit the Application to FDA in the near future. The Company continues to implement the necessary facility and operational upgrades necessary to convert its tissue banking facility into a cGMP drug manufacturing facility. This has included the hiring of new consultants, upgrades to the existing facility infrastructure, additional leased space and the installation of a new clean room processing area within the new space. To date the installation, certification and qualification validation of the new clean room and the accompanying equipment has been completed and training and material validation and qualification have been initiated. The Company believes that it can complete the remaining qualification, certification, validation, testing, and documentation requirements by the Companies yearend on September 30, 2019.

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

Results of Operations – Nine Months

The Company’s revenue for the nine month period ended June 30, 2019 decreased to $172,473 in Fiscal 2019 versus $957,136 in the same period of Fiscal 2018, a decrease of 81.9%. Contributing to the total revenue decrease for the nine month period for Fiscal 2019, Licensing Revenue decreased to $128,091 compared to $332,932 in Fiscal 2018, a decrease of 61.5%. Tissue Storage and Processing for the nine month period decreased to $21,779 in Fiscal 2019 from $546,554 in Fiscal 2018, a decrease of 96%. Operating expenses decreased to $922,830 (exclusive of stock compensation expense valued at $115,363) for the nine month period ended June 30, 2019, from $1,090,065 (exclusive of stock compensation expense valued at $613,638) a decrease of 15.34% from the same period for Fiscal 2018. The decrease in operating expenses was attributable to slight decreases in professional fees and sales and marketing expenses. Laboratory expenses remained high reflecting the continued costs associated with testing and scientific work in support of our planned IND filing. Interest expense (exclusive of the Beneficial Conversion Feature) for the nine month period ending June 30, 2019 decreased to $49,609 as compared to $75,910 for the same period last year. This is a 34.65% decrease. The decrease was attributed to the effect of debenture holders converting their debentures to common shares in Fiscal 2018 and 2019. The interest expense for the nine months ended June 30, 2019 includes an additional $37,500 for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the first nine months of Fiscal 2019 was $990,969 compared to $1,220,653 from last year, a 19.26% decrease. Most of the loss in Fiscal 2019 can be attributed to the discontinuation of the shipment of our ATCELL™ product and the continuing work performed to support of the pending IND filing. Net loss per share for the nine months ended June 30, 2019 was a loss of $0.02, compared to $0.03 for the same period in 2018.

Results of Operations- Three Months

The Company’s revenue for the quarter ended June 30, 2019 decreased to $12,762 versus $177,287 in the same period of Fiscal 2018, a decrease of 92.8%, mainly as a result our stoppage in cellular processing revenues. Licensing Revenue increased to $6,667 compared to $763 in Fiscal 2018, an increase of 774%.

Operating expenses decreased to $264,321 for the quarter ended June 30, 2019, from $404,263 for the same period in Fiscal 2018 a decrease of 34.62%. The main cause for the decrease was management’s continued efforts to reduce Company overhead.

Interest expense for the quarter ending June 30, 2019 decreased to $16,905 as compared to $23,699 for the same period last year reflecting the ongoing effects of debentures that were converted to common shares. The interest expense for the quarter ended June 30, 2019 and June 30, 2018 includes an additional $12,500 for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the third quarter of Fiscal 2019 was $344,436 compared to a net loss of $453,257 for the third quarter of Fiscal 2018, a decrease of 25.21% for the same period of 2018.

Liquidity and Capital Resources

As of June 30, 2019, the Company had a cash balance of $53,775 a decrease of $14,545 since September 30, 2018, our fiscal year end. Operations used $464,027 of our cash. We used $44,610 in cash for investments including $25,678 for the purchase of lab equipment and $18,932 in patent development and maintenance. The main sources of cash provided by financing activities included new equity and note issuances and an increase of the loan balance from ACS Global, Inc. of $96,921.

Our accounts receivable decreased to $200,985 at June 30, 2019 from $217,318 at September 30, 2018 mainly due to receiving payments from Baoxin for licensing fees. Convertible debt increased to $536,000, an increase of $187,500 since September 30, 2018. $42,916 was due to the effects of amortizing the beneficial conversion feature of these notes, and $150,000 was the issuance of additional convertible notes.

The Company will continue to focus on its financing and investment activities, but should we be unable to raise sufficient funds, we will be required to curtail our operating plans or cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required. In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2019.

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

Commitments

The Company was on a month to month basis for 1,628 square feet lab space in South Brunswick, New Jersey for a rent of $7,232 per month.

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum payments for this lease are as follows:

	Fiscal 2019	$7,950
	Fiscal 2020	31,800
	Fiscal 2021	18,550
Total minimum lease payments		$58,300

Rent Expense for the nine months ended June 30, 2019 and 2018 was $126,901 and $93,447; and for the nine months ended June 30, 2019 and 2018 was $31,146 and $45,489, respectively.

The Company entered into a capital lease for lab equipment in 2018. The minimum lease payments due on the capital lease are as follows.

	Fiscal 2019	$10,559
	Fiscal 2020	42,235
	Fiscal 2021	28,157
Total minimum lease payments		$80,951
Less amounts representing interest		(10,393)
Present value of net minimum lease payments		$70,558
32

Depreciation Expense for the leased equipment for the first nine months of Fiscal 2019 was $13,787.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2019.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At June 30, 2019, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $204,110. The advances are due on demand, are unsecured, and carry no interest rate and is not expected to be collected within the next year.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases. The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months. Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance. The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the amended ASU fiscal year 2020, management is currently evaluating the impact of the ASU at the time of this report.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information and reasonable and supportive forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are currently evaluating the potential impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, which requires lessees to recognize all leases on their balance sheet as a right-of-use asset and lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lease accounting is similar to the current model, but has been updated to align with certain changes to the lease model and new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

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

As of June 30, 2019, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

During the nine months ended June 30, 2019, the Company issued 900,003 shares and received proceeds of $270,000. The share price was $0.30 per share.

During the nine months ended June 30, 2019, the Company issued 91,705 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $50,391. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the nine months ended June 30, 2019, the Company issued 100,000 shares to pay an outstanding bill. The amount of the bill paid was $27,500. The share prices was $0.275 per share.

During the nine months ended June 30, 2019, the Company issued 50,000 shares for services. The amount of the services was valued at $25,000. The share prices was $0.50 per share.

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
37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 19, 2019	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 19, 2019	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
38