Form 10-K
period 2019-09-30
AMERICAN CRYOSTEM Corp
filed 2020-01-14
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	September 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1 Meridian Road, Suite 5, Eatontown, NJ 07724

(Address of Principal Executive Offices)  (Zip Code)

(732) 747-1007

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on a closing price of $0.44 on March 29, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $21,730,683.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 11, 2020, the registrant had 50,262,918 shares of its common stock, par value $0.001, outstanding.

i

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

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe the scientific community is becoming more aware of factors that affect sample integrity and experimental variability. By standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of adipose tissue and cell collection, processing, storage and retrieval which will help to accelerate the transition from lab research to therapy development and market launch.  To this end, we have licensed affiliates operating on our cellular collection-processing and storage platform in Tokyo, Japan, Thailand, Hong Kong, and China. Significant to our efforts to advance our technology and business methods, the Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for our ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was accepted for review by the FDA on October 22, 2019. In advance of the filing the Company built and validated a new cGMP clean room processing and manufacturing area at our facility in Monmouth Junction NJ, implemented and validated new Standard Operating Procedures and installed a new Quality Management System.

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

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company requires licensee’s of our tissue and cell processing technologies to purchase consumable products required in the collection, processing and storage of tissue/stem cells as part of the licensing agreement including our CELLECT® Collection, Transportation, and Storage System and ACSelerate™ Cell Culture Media Products.

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

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was accepted for review by the FDA on October 22, 2019.

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

The China launch activities are in support of the Company’s previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China Mr. Arnone resigned as a board Member of Baoxin in 2019. Mr. Dudzinski continues to serve the Company’s interests as a board member of Baoxin.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020 and the Company believes that it will see an increase in the sale of consumables and licensing fees from CRYOVIVA in fiscal 2020.

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

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was accepted for review by the FDA on October 22, 2019. The Company upon Phase 1 approval by FDA intends to invite additional developers of cellular therapies to initiate additional arms of the clinical study focused on the use of ATCELL for use in systemic inflammatory response relief for patient suffering from systemic diseases. A number of these additional study targets have been identified and ongoing discussions support the Company’s belief that additional investigations can be developed and rapidly added upon completion of the new study protocol and outcome assessment methodologies.

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and international licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. The Company is in ongoing discussion with PeproTech related to increasing the visibility and sales of the medium and the optimization of additional medium products focused on the differentiation of adult stem cells that are synergistic to the cell culture medium.

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

Regulatory Information

On January 3, 2018 the Company received a warning letter from the U.S. FDA concerning its contract manufacturing services at its Monmouth Junction, NJ facility. The FDA informed the Company that the Agency has determined that its autologous adipose derived cell product, ATCELL™ is a drug under current FDA regulations and guidance. In response to the letter the Company ceased shipment of its ATCELL product within the United States and is currently in discussions with the FDA concerning the filing of an Investigational New Drug (IND). Since the Company’s initial response to the Warning letter it has spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically the Company designed and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019. Additionally, the Company has implemented, qualified and validated as appropriate its completely redesigned its manufacturing SOPs and Quality Management program and new clean manufacturing space in its facility in Monmouth Junction, N.J, The Company is completing its final responses to FDA regarding the Warning Letter which we expect to file in early 2020.

In its ongoing efforts to address the concerns contained in the Warning Letter, the Company in expanded its existing facilities and undertook a complete remediation of its laboratory operations in expectation of a pending (IND) filing with the FDA for the use of autologous adipose derived cells for the relief of inflammation associated with certain conditions resulting from trauma. The Company has completed its Pre-IND meeting with FDA to clarify some of the requirements of the IND application process and necessary documentation. The Company leased additional space and is in the final stages of certifying and validating a new Clean Room designed specifically for cellular expansion, medium filling and tissue processing. In addition, the Company retained consultants to assist its personnel in the review and re-validation of its operating procedures, equipment and processing methods as well as designing new procedures for upgraded and newly acquired laboratory operating and testing equipment.

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

Quality Management

The Company’s quality management program attempts to ensure that during processing and testing of each adipose tissue, or cellular sample, the appropriate quality management tests and processing methodologies are performed and the data is collected, recorded and reviewed by the laboratory management team. In 2018 the Company hired a Quality Control consultant to assist the Company in updating its Quality Control Program, laboratory processes, SOPs, data collection, and laboratory, product and materials validation programs. The new system was completed, qualified and validated in 2019 and has been implemented in the new clean processing facility the Company qualified in 2019.

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

Testing Design and Standard Operating Procedures (SOPs)

Testing methods are standardized and operate under a complete set of SOPs and Quality Management (QM) processes. All SOPs are designed to be in compliance with the US Food and Drug Administration’s regulations and guidance for aseptic processing. Strict QM is enforced to avoid and/or record any process deviations. In 2018 in response to the Letter received by the Company from the FDA, the Company undertook a major reorganization and upgrade of all of its methods, SOPs, processes and facility to upgrade its facility from a registered tissue bank to a Biologic Drug Manufacturer. This update was completed concurrently with the validation and qualification of the Company’s new quality management system that was completed, validated and qualified in 2019.

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

A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Covers CELLECT Kit, Transport and Cryopreservation Medium for ATGRAFT and ATCELL Products	US Serial No 13/194,900 Filed June 6, 2010 Patent Application Published December 5, 2013 Claims Granted US Patent No. 10,014,079. Continuation filed upon issuance.
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Continuation covering Improvements	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/194,900 imminent (PCT Application filing planned)
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 6, 2011, Claims Granted US Patent No.10,154,664. Continuation filed upon issuance.
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/646,900 imminent (PCT Application filing planned)
Compositions and Methods for collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers the core processing adipose tissue for ATGRAFT adipose tissue dermal filler product	U.S. Serial No. 14/406,203 National Phase entry date of December 5, 2014 based on PCT/US2013/044621 European Union Application No. EPI3800847.9 China Application No. 2013800391988
Compositions and Methods for “Collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers additional claims related to ATGRAFT process not included in original application	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 14/406,203 imminent (PCT Application filing planned)
Systems and methods to isolate and expand stem cells from urine	Isolation of stem cells from urine of patients for use in research and therapeutics	US Serial Nos. 62/335,426 and 62/439,106

Additionally, the Company has in-licensed the following IP:

Patent Title	Use of Patent	Patent / Application Number
Cosmetic compositions including tropoelastin isomorphs (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based a biological (PCS)	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Development of Regional U.S. Markets

Cells on Ice - In August of 2015 the company entered into a contract manufacturing Agreement with Cells On Ice, LLC. (COI) located in Los Angeles, California to process and store adipose tissue and adipose derived cellular samples. COI is a network of physicians interested in the safety and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to supply its CELLECT™ collection boxes and provide its ATGRAFT™ and ATCELL™ services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the collection, processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing protocols into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. In January 2018 the company ceased shipping its ATCELL™ product to Cells on Ice.

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

Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. On July 12, 2018 The Company announced the national launch of CRYO’s ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. The China launch activities are in support of the Company’s previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. During 2019 Mr. Arnone resigned from the board of Baoxin.

Health Information Technology Company, LTD (Hong Kong) - On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. The Company and HIT are in discussions concerning renewal and the licensing of additional technology by HIT.

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

Scientific and Medical Advisory Board

We continue to actively recruit and enlist the services of highly qualified peer leaders through our Scientific and Medical Advisory Board to assist us in our industry speaking engagements and education platform. This education platform is designed to focus on physicians, and industry needs and demands as they relate to current and future treatments utilizing our adipose tissue platform and adult stem cell technologies. Additionally, certain members of our advisory board provide assistance and input to management on the oversight of our research relationships, laboratory development and quality management systems. As of September 30, 2019, the following are currently members of our Scientific and Medical Advisory Board:

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

Employees

Currently, we have six (6) employees and continue to use consultants on an as needed basis. As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed.

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

Item 1A. Risk Factors

To date we have generated only minimal operating revenues. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended September 30, 2019 with respect to this uncertainty which is included in the 2019 10K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our Common Stock and we may have a more difficult time obtaining financing.

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

We have significant payment obligations under certain Notes due through 2021. Any non-payment of the Notes when due in the absence of an extension of the maturity date would constitute event of default under the Notes, and our financial condition may be adversely affected.

As of September 30, 2019, the Company had issued and outstanding; $226,500 aggregate principal amount of Bridge Notes, which matured, between January through July 2015 and bear interest at the rate of 8% per annum, $83,500 aggregate principal amount of Convertible Notes which matured in September 2014 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.35 of principal amount and/or interest so converted, $45,000 of 8% convertible notes which matured in September of 2016 and are convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.30 of principal amount and/or interest so converted, $150,000 of 5% convertible notes which mature in Fiscal 2021 convertible into shares of Common Stock at the rate of one (1) share of Common Stock for each $0.33 of principal amount and/or interest so converted, and $155,000 of 8% convertible notes which matured in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.20 of principal amount and/or interest so converted, and $40,000 of 8% convertible notes which matured in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.15 of principal amount and/or interest so converted, and $100,000 aggregate principal amount of Convertible Notes which mature in Fiscal 2020 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.40 of principal amount and/or interest so converted. No assurances can be given that the Company will have sufficient funds to repay the principal and/or interest on such Bridge Notes when due or on the Convertible Notes such Convertible Notes are converted into Common Stock prior to maturity. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

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

On January 3, 2018 the Company received a warning letter from the US. FDA concerning its contract manufacturing services provided to Cells on Ice. The FDA has informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL is a drug under current FDA regulations and guidance In response to the letter the Company ceased shipment of its ATCELL product within the United States. Since receiving the Warning Letter from the FDA the Company undertook a complete reorganization and remediation of its laboratory facility and operations and an expansion of its existing facility. The Company believes that its effort, new clean room laboratory facility, SOP and Quality Management system upgrades, and filing the IND application (No. 19089) on October 22, 2019 will satisfy the FDA’s concerns; no assurance can be given that we are in fact in compliance and/or in the future will be in compliance with these regulations or that upon inspection by PHS and/or FDA that we will not be required to amend our procedures or limit our operations based upon the finding of the inspection.

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

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of September 30, 2019, there were 49,387,918 shares of Common Stock issued (excluding 8,761,500 shares issuable upon exercise of all issued and outstanding stock options and warrants, and shares issuable on the conversion of all outstanding Convertible Notes, and no shares of preferred stock were issued and outstanding). Our board of directors has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the board of directors may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

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

Based on the number of outstanding shares of our Common Stock held by our stockholders as of September 30, 2019, our two (2) directors, executive officers and their respective affiliates beneficially owned in excess of 50.1% of our outstanding shares of Common Stock. As a result, those stockholders have the ability to control, among other items, the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our Common Stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, and/or (iii) discouraging a potential acquirer from attempting to obtain acquire us. The control held over us by such 2 persons may adversely affect the trading price of our Common Stock due to investor’s awareness of conflicts of interest.

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

Since April 2011, the date of the closing of the Asset Purchase, through September 30, 2019, the Company sold approximately $4,705,127 gross amount of its equity and debt securities. In connection with such sales, the Company may have violated various state securities laws. If the Company was determined by a court, FINRA or regulatory body with the required jurisdiction to have violated such laws, any such violation could result in the Company being required to offer rescission rights to each such prior purchase from the Company to rescind such purchases and pay to the prior purchaser an amount of funds equal to the purchase price paid by such prior investors plus interest from the date of any such purchase. No assurances can be given the Company will, if it is required to offer such purchasers rescission right, have sufficient funds to pay the prior purchasers the amount required. In addition, if the Company violated one or more securities laws of a state in connection with prior offers and/or sales of its securities, each such state could bring an enforcement, regulatory and/or other legal action against the Company which, among other things, could result in the Company having to pay substantial fines, not being able to sell securities in such states in the future and/or having a determination made by any such states against the Company that the Company failed to comply with such states’ securities laws, which could result in the Company, among other untoward effects including those set forth above, not being able to have its Common Stock be eligible for continued quotation on the OTC pink sheets and/or other trading markets and/or mediums that the Common Stock is then trading and/or eligible for quotation on and/or in the future seeks to be quoted or traded on.

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

As of September 30, 2019, we had 8,761,500 of Common Stock issuable upon exercise of all outstanding stock options and warrants, and, 2,134,784 shares issuable on the conversion of outstanding Convertible Notes. If and when these securities are exercised or converted into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares into the public market, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We currently rent office space at 1 Meridian Road, Eatontown, NJ 07724 for our corporate offices, and we rent laboratory space in Monmouth Junction, New Jersey. During 2018, the Company constructed a new Clean Room designed specifically for cellular expansion, medium filling and tissue processing at the Monmouth Junction space.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. On August 5, 2019, the Company was served with a civil complaint by Focus Search Group, LLC in Massachusetts. The complaint made claims for certain consulting fees due totaling approximately $61,500, which included claims for interest legal and other fees. The matter was resolved by settlement between the two parties. We settled the debt for $35,632. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Quarter ended	High	Low
December 31, 2018	$0.75	$0.37
March 31, 2019	$0.64	$0.38
June 30, 2019	$0.50	$0.19
September 30, 2019	$0.50	$0.18

(b) Holders of Common Equity

As of September 30, 2019, there were approximately 167 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

The Company issued shares of common stock to pay a consulting bill valued at $27,500 in Fiscal 2019.

The Company issued shares of common stock for consulting services valued at $25,000 in Fiscal 2019.

The Company issued shares of common stock to pay interest expense on the convertible notes and bridge notes of $50,391 in fiscal year 2019.

(e) Securities Authorized For Issuance Under Equity Compensation Plans

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. For purposes of determining the option value at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model.

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The Company normally issues options to its key personnel and consultants at the end of each fiscal year. The Company did not issue any options for Fiscal Year 2019.

Using the Black-Sholes valuation method, the Company issued options and recorded salaries and consulting expenses of $549,588 in fiscal year 2018.

The fair value of the options issued in Fiscal 2018 was calculated using the following assumptions:

2018
Dividend yield	0.00%
Risk free interest rate	1.95%
Volatility	217.20%
Share Price	$0.94
Term in Years	5

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

In order to move our Company through its next critical growth phase of development and commercialization and to ensure we are in position to support our research collaborations and market penetration strategies, Management continues to seek new investment into the Company from existing and new investors with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from both the retail and institutional investing communities, while limiting dilution to our current shareholders. Management also focuses its efforts on increasing sales and licensing revenue and reducing expenses. On May 11, 2018 the Company entered into an agreement with Gramatan LLC under which Gramatan will provide the Company with advisory services and assistance with business and strategic development and raising additional capital. The Company terminated the agreement on January 14, 2019.

Fiscal 2019 Operations

In Fiscal 2019, The Company’s Total Revenue decreased to $321,647 versus $1,103,417 in Fiscal 2018, due mainly to ceasing shipment of our ATCELL product in the US. Accounts Receivable increased to $330,154 in Fiscal 2019 from $217,318 in Fiscal 2018 due to increased fees receivable from International Licensees. In 2019 Licensing Fees and Royalties decreased to $44,757 from $449,019 in Fiscal 2018. Consulting Fees increased to $225,000 in Fiscal 2019 from $75,000 in 2018. Short term liabilities increased to $1,292,206 in Fiscal 2019 from $1,112,110 in Fiscal 2018 due to increases in liabilities to contractors, consultants and professionals along with debt discounts maturing and long term debt becoming current. Long term debt increased to $1,239,716 in 2019 from $854,761 in 2018. Cost of Sales decreased to $31,876 in Fiscal 2019 from $296,992 in Fiscal 2018 due to reduced processing activities associated with ATCELL™. The Company saw a decrease in professional fees to $101,619 in Fiscal 2019 from $171,536 in Fiscal 2018. Research and Development decreased to $224,792 in 2019 from $341,516 in 2018 due to completion of certain activities associated with laboratory remediation, validation, and IND preparation expenses associated with the Company’s ATCELL™ product.

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

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2019, the Company had a cash balance of $23,800 and accounts receivable of $330,154. Our sources of funds in 2019 were tissue processing and storage fees, international product sales, consulting and licensing fees, and financing activities. In Fiscal 2019, we used $496,957 of net cash for Operations, and $49,902 in investment activities, including Patent Development, and the purchase of Laboratory equipment and furniture associated with the ongoing upgrade of our Monmouth Junction, NJ facility. Additionally, the Company generated $502,339 from financing activities, which included option exercises, issuance of convertible notes, issuance of common stock and an infusion of capital from an affiliate. The Company also paid down a portion of its Capital Lease.

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

There was no significant impact on the Company’s operations as a result of inflation for the fiscal year ended September 30, 2019.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

We prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes. See Note 1 and Note 3 to the Financial Statements for more information.

Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers in the amount of $205,355 for Fiscal 2019 and $107,189 for Fiscal 2018. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in Fiscal 2020.

The Company was indebted to a company that is wholly owned by the Company's Chief Executive Officer $3,080 for Fiscal 2019 and $1,831 for Fiscal 2018. The advances are unsecured, carry no interest rate and are collectible at the discretion of the company's two officers/directors. The balance due at September 30, 2019 has been paid in full.

The Company was indebted to the Company’s Chief Executive Officer in the amount of $5,165 for Fiscal 2019. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The balance due at September 30, 2019 of $5,165 was paid in full in Fiscal 2020.

The company paid Mr. Arnone consulting fees of $5,000 in Fiscal 2019 and $59,500 in Fiscal 2018. The company paid Mr. Dudzinski consulting fees of $5,000 in Fiscal 2019 and $59,500 in Fiscal 2018.

The advances are determined by actual cash received by the Company, are due on demand, are unsecured, and carry no interest rate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements

Our financial statements are contained in pages F-1 through F-18 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s Accountants (Fruci & Associates) are unchanged for Fiscal 2019. There were no disagreements with our Accountants on Accounting or Financial Disclosure for Fiscal 2019.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2013). Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of September 30, 2019, based on these criteria.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2018:

Name	Age	Position	Officer and/or Director Since
John Arnone	62	Chairman and Chief Executive Officer	2011
Anthony F. Dudzinski	57	Chief Operating Officer and Director	2011

John Arnone – Chairman and Chief Executive Officer

Mr. Arnone has been the Chairman of American CryoStem since 2008 and Chief Executive Officer since 2011. Mr. Arnone is also Chairman and CEO of Personal Cell Sciences, Inc., a private Company that markets the U-Autologous line of skin care products. Prior to his involvement in the life sciences/biotechnology industries, he spent 25 years in the investment banking/financial services industry as an investment banker and a proactive investor. Over a 25 year period and holding six NASD licenses, Mr. Arnone founded, managed and operated two general securities broker-dealers based in New York specializing in strategic planning, corporate structure, financial planning and new business development. Over the years, he has provided advisory and business management services as a founder, officer, director and/or shareholder to both mid-level and development stage private and public companies. Mr. Arnone also co-founded and operated a global entertainment distribution corporation with 120 employees, and under his guidance the Company was voted medium wholesaler of the year in the music industry (1997, 1998 and 2000) by the National Association of Recording Merchants. Mr. Arnone is a co-founder and Director of DigiTrax Entertainment Inc. a Artificial Intellegence based music company located in Knoxville, Tennessee. Mr. Arnone holds a degree in Business Administration and a Bachelors of Art in Economics from Kean University in New Jersey.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2019, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Accrued Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
John S. Arnone	2019	$5,000	$120,000	N/A	N/A	$0	$125,000
President and CEO	2018	$59,500	$120,000	N/A	N/A	$0	$179,500

Anthony F. Dudzinski	2019	$5,000	$120,000	N/A	N/A	$0	$125,000
Chief Operating Officer	2018	$59,500	$120,000	N/A	N/A	$0	$179,500

1This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts represent the accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2019 are described in the Notes to our financial statements included in this Annual Report.

We do not anticipate increasing the annual salaries paid to our officers until we have adequate funds to do so.

Compensation of Directors

We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time. During Fiscal 2019 and 2018 the Company did not issue any stock to directors for their time or reimburse any expenses to the Directors.

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

	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Class [1]
Directors and Named Executive Officers [2]:
John S. Arnone [3]	24,880,000	50.04%
Anthony Dudzinski [4]	24,280,000	49.16%

All directors and named executive officers as a group (2 persons)

Other 5% or Greater Beneficial Owners
ACS Global, Inc.	20,000,000	40.50%

1Beneficial ownership is calculated based on 49,387,918 shares of Common Stock issued and outstanding as of September 30, 2019, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date hereof for each stockholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Commission. The number of shares of Common Stock beneficially owned by a person includes shares of Common Stock issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof. The shares of Common Stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The above calculations include an adjustment as required to include all vested options granted to John Arnone and Anthony Dudzinski.

2Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 1 Meridian Road, Eatontown, NJ 07724.

3Mr. Arnone presently owns 18,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 37.27% percent of the ACS Global Common Stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 20,000,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares. Mr. Arnone also holds, 1,880,000 shares of the Company’s common shares and 3,000,000 options (of which 3,000,000 are vested) to purchase the Company’s Common Stock 1,000,000 which expire on September 20, 2020, and 1,000,000 expire on September 20, 2021 and 1,000,000 expire on July 10, 2022.

4Mr. Dudzinski presently owns 6,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 22.20% percent of the ACS Global Common Stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 20,000,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares. Mr. Dudzinski also holds 1,280,000 shares of the Company’s Common Stock and 3,000,000 options (of which 3,000,000 are vested) to purchase the Company’s Common Stock of which 1,000,000 which expire on September 20, 2020, and 1,000,000 expire on September 20, 2021 and 1,000,000 that expire on July 10, 2022.

Description of Securities

We are authorized to issue 300,000,000 shares of Common Stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2019 there were 49,387,918 shares of Common Stock and no shares of preferred stock issued and outstanding.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards to our named executive officers during fiscal 2019:

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date
John S. Arnone	1,000,000	0	1,000,000	$0.20	9/20/2020
	1,000,000	0	1,000,000	$0.30	9/20/2021
	1,000,000	0	1,000,000	$0.40	7/10/2022
Anthony Dudzinski	1,000,000	0	1,000,000	$0.20	9/20/2020
	1,000,000	0	1,000,000	$0.30	9/20/2021
	1,000,000	0	1,000,000	$0.40	7/10/2022

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

On September 21, 2014 our Board of Directors approved the 2014 American CryoStem Corporation Incentive Stock Option Plan (the “2014 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2014 the Company granted a total of 3,495,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date 350,000 Options issued under the plan have been exercised, 3,145,000 have expired, and 0 remain outstanding.

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

On September 18, 2011, our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The plan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2019.

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

Item 14.  Principal Accountant Fees and Services

The Company’s Board of Directors and management annually reviews its audit needs and the qualifications of its current auditor. During fiscal 2018 the Company reviewed the services, qualification and retainer agreement of its current Auditor, Fruci & Associates II, PLLC and approved Fruci & Associates II, PLLC retention for the Fiscal 2019 audit and for review of its quarterly filing requirements for Fiscal 2019.

Audit Fees

The aggregate fees billed by Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended September 30, 2019 were $24,500 and $22,500 for the fiscal year ended September 30, 2018. Fruci & Associates billed the Company a total of $11,250 for the review of the Company’s quarterly reports ($3,750 per quarter).

Audit-Related Fees

There were no other fees billed by Fruci & Associates II, PLLC for professional services rendered, other than as stated under the captions Audit Fees.

Tax Fees

There were no other fees billed Fruci & Associates II, PLLC for professional services rendered, other than as stated under the captions Audit Fees.

All Other Fees

There were no other fees billed by Fruci & Associates II, PLLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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
35

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN CRYOSTEM CORPORATION

Dated: January 14, 2020	By:	/s/ John S, Arnone
John S. Arnone President, CEO and Chairman of the Board

Dated: January 14, 2020	By:	/s/ Anthony F. Dudzinski
Anthony F. Dudzinski COO, Treasurer, Secretary and Director

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American CryoStem Corp. and Subsidiaries (“the Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington
January 14, 2020
F-2

AMERICAN CRYOSTEM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

American CryoStem Corporation

Consolidated Balance Sheets

As of September 30, 2019 and 2018

ASSETS	30-Sep-19	30-Sep-18
Current Assets:
Cash	$23,800	$68,320
Accounts Receivable - net of allowance for bad debt	330,154	217,318
Other Receivable - Related Parties	—	790
Prepaid Expenses	—	48,931
Inventory	25,855	33,698
Total Current Assets	379,809	369,057

Other Assets:
Other Receivable	—	159
Investment in Autogenesis - at cost	—	1,000
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	362,490	337,962
Fixed Assets - net of accumulated depreciation	238,078	244,707

Total Assets	$1,293,917	$1,266,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable & Accrued Expenses	$321,738	$307,214
Legal & Accounting Payable	97,235	65,561
Consultants Payable	189,227	131,667
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	398,500	323,500
Equipment Lease Payable	35,673	31,001
Deferred Revenues	23,333	26,667
Total Current Liabilities	1,292,206	1,112,110

Long Term Liabilities:
Convertible Notes Payable - Net of Debt Discount	102,288	25,000
Equipment Lease Payable	26,722	62,386
Accrued Executive Salaries	900,186	660,186
Payable to Related Parties	210,520	107,189
Total Liabilities	2,531,922	1,966,871

Commitments and Contingencies	0	0

Shareholders’ Deficit:

Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2019 and 2018	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 49,387,918 shares issued and outstanding at September 30, 2019 and 48,196,210 issued and outstanding at September 30, 2018	49,389	48,197
Additional Paid in Capital	13,931,500	13,388,034
Accumulated Deficit	(15,218,894)	(14,136,677)
Total Shareholders’ Deficit	(1,238,005)	(700,446)

Total Liabilities & Shareholders’ Deficit	$1,293,917	$1,266,425

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Years Ended September 30, 2019 and 2018

	30-Sep-19	30-Sep-18
Revenues
Tissue Processing & Storage	$26,367	$570,908
Product Sales	25,523	8,490
Licensing Fees & Royalties	269,757	449,019
Consulting Fees	—	75,000
Total Revenues	321,647	1,103,417
Less Cost of Revenues	(31,876)	(296,992)

Gross Margin	289,771	806,425

Operating Expenses
Research & Development	224,792	341,516
Laboratory Expense	156,512	179,476
Sales & Marketing	33,754	70,630
Professional Fees	101,619	171,536
Stock Compensation Expense	125,403	613,638
General & Administrative	598,726	669,847
Total Operating Expenses	1,240,806	2,046,643

Net Loss from Operations	(951,035)	(1,240,218)

Other Income (Expenses):
Interest Income	160	—
Exchange Rate(Loss)	(3,407)	(17,804)
Gain/(Loss) on Settlements	14,812	(96,437)
(Loss) on Sale of Assets	(5,883)	—
Foreign Taxes	(4,117)	(32,303)
Penalties	(2,579)	(3,836)
Interest Expense	(66,516)	(74,914)
Interest Expense (beneficial conversion feature-debenture)	(63,652)	(25,000)

Net Loss before Provision for Income Taxes	(1,082,217)	(1,490,512)

Provision for Income Taxes	—	—

Net Loss	$(1,082,217)	$(1,490,512)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.02)	$(0.03)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	48,915,644	46,216,368

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2019 and 2018

	30-Sep-19	30-Sep-18
Operating Activities:
Net loss	$(1,082,217)	$(1,490,512)
Adjustments to reconcile net loss items not requiring the use of cash:
Bad Debt Expense	10,935	707
Interest Paid with Common Stock	50,391	—
Bill Paid with Common Stock	27,500	—
Loss on Settlement of Legal Bill	—	96,437
Stock Compensation	125,403	613,638
Depreciation & Amortization Expense	32,002	26,981
Interest Expense- Beneficial Conversion Feature	63,652	25,000
Loss on Investment	1,000	—

Changes in operating assets and liabilities
Accounts receivable	(123,771)	(46,165)
Other Receivable - Related Parties	949	(949)
Prepaid expense	48,931	94,498
Inventory	7,843	(5,994)
Accounts Payable and Accrued Expenses	103,759	277,595
Salaries Payable	240,000	233,288
Deferred Revenue	(3,334)	1,003
Net cash used by operations	(496,957)	(174,473)

Investing activities:
Patents development	(29,855)	(44,242)
Investment in Baoxin	—	(300,000)
Purchase of lab equipment & furniture	(20,047)	(180,732)
Net cash used by investing activities	(49,902)	(524,974)

Financing activities:
Issuance of common shares	280,000	—
Options exercised	—	165,500
Issuance of convertible note	150,000	100,000
Proceeds form Capital lease	—	102,790
Pay down Capital Lease	(30,992)	(9,403)
Payable to related party	103,331	(1,462)
Net cash provided by financing activities	502,339	357,425

Net change in cash	(44,520)	(342,022)

Cash balance at beginning of the period	68,320	410,342

Cash balance at end of the period	$23,800	$68,320

Supplemental disclosures of cash flow information:
Interest paid during the period	$11,357	$10,235
Income taxes paid during the period	—	—

See the notes to the financial statements.
See Note 17 for non-cash transactions.

American CryoStem Corporation

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended September 30, 2019 and 2018

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2017	43,409,580	$43,410	$11,581,197	$(12,646,165)	$(1,021,558)

Convertible notes exercised	3,072,976	3,073	537,427		540,500
Options exercised	1,145,000	1,145	164,355		165,500
Shares issued for services	80,000	80	63,970		64,050
Shares issued to pay interest due	118,461	119	62,113		62,232
Shares issued to pay legal bill	219,290	219	186,177		186,396
Issued convertible debenture			100,000		100,000
Issuance of options			549,588		549,588
Purchase prepaid rent	115,890	116	109,980		110,096
Purchase leasehold improvement	35,013	35	33,227		33,262
Net loss				(1,490,512)	(1,490,512)

Balance at September 30, 2018	48,196,210	$48,197	$13,388,034	$(14,136,677)	$(700,446)

Issuance of common shares	950,003	950	279,050		280,000
Shares issued to pay bill	100,000	100	27,400		27,500
Shares issued to pay interest due	91,705	92	50,299		50,391
Shares issued for services provided	50,000	50	24,950		25,000
Stock Compensation Expense			100,403		100,403
Issued convertible note - Beneficial Conversion Feature			61,364		61,364
Net loss				(1,082,217)	(1,082,217)

Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

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

Accounting for Investments - The Company accounts for investments based upon the type and nature of the investment and the availability of current information to determine its value. Investments in marketable securities in which there is a trading market will be valued at market value on the nearest trading date relative to the Company’s financial reporting requirements. Investments which there is no trading market from which to obtain recent pricing and trading data for valuation purposes will be valued based upon management’s review of available financial information, disclosures related to the investment and recent valuations related to the investment’s fundraising efforts.

Research and Development - Research and development expenses include both external and internal expenses. External expenses primarily include costs of intellectual property development, clinical trial development, fees paid for third party testing services, clinical supply and manufacturing expenses, regulatory filing fees, consulting and professional fees as well as other general costs related to the execution of research and development activities. Internal expenses primarily include compensation of employees engaged in research and development activities. Research and development expenses are expensed as incurred. Manufacturing costs are generally expensed as incurred.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Revenue Recognition - Effective October 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of October 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not have an impact on the amount of reported revenues. See Note X, “Revenue Recognition” for additional information.

Reclassification – Some of the balances for Fiscal 2018 have been reclassified. None of these reclassifications affect the presentation of the Company’s financial Position or results of operations.

Advertising – Advertising Cost are expensed as they are incurred. Advertising Costs were $998 for Fiscal 2019 and $5,100 for Fiscal 2018, which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $10,865 at September 30, 2019 and $0 at September 30, 2018.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $25,855 at September 30, 2019 and $33,698 at September 30, 2018.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2019 and September 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2015 to 2018 are subject to IRS and State of New Jersey audit.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses.  The new guidance provides better representation about expected credit losses on financial instruments. This Update requires the use of a methodology that reflects expected losses and requires consideration of a broader range of reasonable and supportive information to inform credit loss estimates.  This ASU is effective for reporting periods beginning after December 15, 2022, with early adoption permitted.  The company is studying the impact of adopting the ASU in fiscal year 2024, and what effect it could have. The Company believes the accounting change would not have a material effect on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC 840, Accounting for Leases.  The new guidance requires the recognition of lease assets and lease liabilities for operating leases with lease terms of more than twelve months.  Presentation of leases within the consolidated statements of operations and consolidated statement of cash flows will be generally consistent with current lease accounting guidance.  The amended ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company believes the accounting change would not have a material effect on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an updated standard on revenue recognition.  The ASU provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies that report using the International Financial Reporting Standards or U.S.GAAP.  The main purpose of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.  The new standard also enhances disclosures about revenue, providing guidance for transactions not previously addressed comprehensively and improves the guidance for multiple-element arrangements.  The FASB deferred approval of the ASU to effective date for periods beginning after December 15, 2017.  The Company has implemented this accounting change which does not have a material effect on our financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This new ASU applies to companies that have collaborative arrangements, or agreements that involve two parties that actively participate in a joint operating activity. We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808). ASU 2018-18 is effective for public companies for years beginning after December 15, 2019. The Company plans to implement ASU 2018-18 in Fiscal 2021 and is currently assessing the impact on its contracts.

NOTE 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of this report. Management’s plans with regard to this matter are to continue to fund its operations through fundraising activities in fiscal 2020 for future operations and business expansion.

NOTE 3. Revenue Recognition

On October 1, 2019, we adopted ASC 606 applying the modified retrospective transition method to all contracts that were not completed as of October 1, 2019. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for prior periods.

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

a. Identify the contract(s) with a customer;

b. Identify the performance obligations in the contract;

c. Determine the transaction price;

d. Allocate the transaction price to the performance obligations in the contract; and

e. Recognize revenue when (or as) the performance obligations are satisfied.

We only apply the five step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, if the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 3. Revenue Recognition (continued)

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin, Cell Source, CryoViva, Pepro-Tech and Personal Cell Sciences; and 4. Products sales revenues from Baoxin and CryoViva. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the years ended September 30, 2019 and 2018.

	Years Ended September 30
	2019	2018
Licensing & Other Fees
Baoxin	$225,000	$400,000
Cell Source	43,333	40,000
Pepro-Tech	—	5,659
CryoViva	—	75,000
Personal Cell Sciences	1,424	3,360
Total	$269,757	$524,019

Product Sales
Baoxin	$19,683	$8,490
CryoViva	5,840	—
Total	$25,523	$8,490

Performance Obligations

At contract inception, we assess the goods and services promised in our contracts and identify the performance obligations for each promise to transfer to the customer goods or to provide the customer with a service that is distinct. To identify the performance obligations, we consider all of the goods and services promised in the contract regardless of whether they are specifically stated or are implied by customary business practices. We determined that the following distinct goods or services represent separate performance obligations:

•	ATGRAFT and ATCELL Customer Tissue Processing Fees
•	ATGRAFT and ATCELL Customer Storage Fees
•	Licensing and other Fees
•	Supply of our Tissue Collection, Processing and Storage Products to Baoxin and CryoViva
F-10

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 3. Revenue Recognition (continued)

We principally sell our products to end users, who have agreements with us to utilize our processing and storage technology. We provide processing and storage services to individual customers. We charge Various fees for consulting services or licensing of our technologies; which includes processing and storage agreements, arrangements with biotechnology processing facilities for the provision of our services within a limited geographic area.

For the customers that purchase our Tissue Collection, Processing and Storage Products we transfer control at the point in time when the goods are shipped from our facility, shipping costs are paid by the customer and these costs are not accrued when the related revenue is recognized.

Variable Consideration

Under ASC 606, we are required to make estimates of the net sales price, including estimates of variable consideration (such as rebates and discounts) and recognize the estimated amount as revenue when we transfer control of the product or provide the service to our customers. Variable Consideration must be determined using either an “expected value” or a “most likely amount” method. At the current time the Company does not offer rebates or discounts on our provision of ATGRAFT and ATCELL customer processing and storage fees; Licensing and other Fees; and offer Tissue Collection, Processing and Storage products; therefore we have not made any provisions for variable consideration related to discounts or rebates.

Product Returns

We only offer product returns in the event a delivered product is found to be defective for which we offer replacement only. The Company has not had any product returned based upon a defective product claim however return experience may change over time.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 4. Loss per Share

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

The Company had 8,761,500 and 13,941,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for Fiscal Years 2019 and 2018, respectively; and, 2,134,784 and 1,680,237 shares issuable on the conversion of outstanding Convertible Notes for Fiscal Years 2019 and 2018, respectively.

Net Loss per share for the Fiscal Years is computed below:

	2019	2018
Net Gain (Loss)	$(1,082,217)	$(1,490,512)
Weighted average shares outstanding, basic and diluted	48,915,644	46,216,368
Basic & fully diluted net loss per common share	$(0.02)	$(0.03)

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	September 30, 2019	September 30, 2018
Laboratory Equipment	$386,579	$416,879
Laboratory Leasehold Improvements	110,286	84,608
Laboratory Furniture	1,841	1,841
Office Equipment	23,988	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(289,078)	(287,071)
Net Property and Equipment	$238,078	$244,707

Depreciation expense for Fiscal Years 2019 and 2018 is $26,675 and $21,644 respectively.

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for Fiscal Year 2019 was $5,327 and $5,337 for Fiscal 2018.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $288,882 for Fiscal 2019 and $291,027 for Fiscal 2018. Amortizable Patent Costs $96,000 at Fiscal Year Ended 2019 and $64,000 at Fiscal Year Ended 2018. The following is the amortization expense for these patents for the next 5 years:

Fiscal 2020	$5,647
Fiscal 2021	$5,647
Fiscal 2020	$5,647
Fiscal 2020	$5,647
Fiscal 2020	$5,647

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 6. Patent & Patents Filings (continued)

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of September 30, 2019:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 40 cents	$100,000	Fiscal 2020	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Fiscal 2021	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
Capital Lease	$62,395	Fiscal 2021	14.00%

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

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Years Ended September 30, 2019 and 2018 were $50,000 and $25,000.

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures mature in 2021 and have an exercise price of $.33 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2021.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 7. Debt (continued)

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Year Ended September 30, 2019 was $13,652.

NOTE 8. Common Stock Issuances

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

During fiscal 2019, the Company issued 950,003 shares and received $280,000. The share prices were determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During fiscal 2019, the Company issued 50,000 shares to a consultant for services rendered valued at $25,000. The share price used was the market value price per share on the date issued.

During fiscal 2019, the Company issued 91,706 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $50,391. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During fiscal 2019, the Company issued 100,000 shares to pay an outstanding consulting bill. The shares issued were valued at $27,500. The share prices were determined by agreement with the consultant based on the value of the services provided.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options.  The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability.  The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and instructs the transfer agent to issue the requisite number of shares underlying the option exercise.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 9. Option Issuances (continued)

Using the Black-Sholes valuation method, the Company issued options and recorded salaries and consulting expenses of $549,588 in fiscal year 2018. The Company did not issue any options for Fiscal Year 2019.

The fair value of the options issued in Fiscal 2018 was calculated using the following assumptions:

2018
Dividend yield	0.00%
Risk free interest rate	1.95%
Volatility	217.20%
Share Price	$0.94
Term in Years	5

The following is a summary of common stock options outstanding at September 30, 2019:

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2017	14,776,500	$0.05 - $0.40	$0.25	2.75

Granted	500,000	$0.01
Exercised	(1,145,000)	$0.01 - $0.40
Expired	(1,825,000)	$0.15 - $0.40
Forfeited	—
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31

Granted	—
Exercised	—
Expired	(3,220,000)	$0.25 - $0.35
Forfeited	(325,000)	$0.20 - $0.40
Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	$0.26	1.85

All outstanding stock options at September 30, 2019 are vested and exercisable.

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

The Company valued Accounts Receivable, Bridge Notes and Convertible Notes at cost. Financial instruments’ carrying value approximates fair value. Stock Options are valued using level 3 of the fair value hierarchy.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 11. Commitments & Contingencies

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

The least was amended for six months from February 1, 2019 to July 31, 2019: for a rent of $7,732 per month. The Company continued on a month to month basis for August 1 to September 30, 2019 at a rent of $7,732 per month.

The lease was amended again, reducing the amount of space by 1,628 square feet. The current terms are 722 square feet of laboratory space from October 1, 2019 to March 31, 2020 for a rent of $2,389 per month.

Total minimum lease payments under this lease are $14,334 for Fiscal 2020.

These remaining lease payments are due in cash.

The Company also leases office space in Eatontown, New Jersey. The lease term is from May 1, 2018 to April 30, 2021 for $2,650 per month. Minimum payments for this lease are as follows:

	2020	31,800
	2021	18,550
Total minimum lease payments		$50,350

Rent Expense was $158,047 for Fiscal 2019 and $148,261 for Fiscal 2018.

The Company entered into a capital lease for lab equipment in 2018. The minimum lease payments due on the capital lease are as follows.

	2020	42,235
	2021	28,157
Total minimum lease payments		$70,392
Less amounts representing interest		(7,997)
Present value of net minimum lease payments		$62,395

Depreciation expense for the leased equipment for Fiscal 2019 was $18,362 and $6,094 for Fiscal 2018.

NOTE 12. Litigation

On August 5, 2019, the Company was served with a civil complaint by Focus Search Group, LLC in Massachusetts. The complaint made claims for certain consulting fees due totaling approximately $61,000. The matter was resolved by settlement between the two parties. There is no other litigation or anticipated litigation as of the date of these financial statements. Legal Expenses are expensed as incurred.

NOTE 13. Concentration of Credit

The Company received approximately 91% of its revenues in Fiscal 2019 from three clients, Baoxin, Cell Source and Cryoviva; and approximately 83% in Fiscal 2018 from two clients, Cells on Ice and Baoxin. The Company also had accounts receivable from Baoxin of $328,154 at September 30, 2019 and $208,490 at September 30, 2018.

The Company’s accounts receivable from non-US countries was approximately 96% for Fiscal 2019 and 96% for Fiscal 2018. The Company received approximately 86% of its revenues in Fiscal 2019 and 47% of its revenues in Fiscal 2018 from non-US countries.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 14. Investments

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture is responsible for its own funding. Autogenesis has no material business operations since its inception. For Fiscal 2019 the Company has written off its investment in Autogenesis.

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publically traded corporation and the investment is carried at cost at September 30, 2019 and 2018. The Company annually reviews its investments for impairment. After reviewing recent investment transactions of Baoxin, the Company has determined that no impairment of its investment is necessary for Fiscal 2019.

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

NOTE 15. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers in the amount of $205,355 for Fiscal 2019 and $107,189 for Fiscal 2018. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in Fiscal 2020.

The Company was indebted to a company that is wholly owned by the Company’s Chief Executive Officer $3,080 for Fiscal 2019 and $1,831 for Fiscal 2018. The advances are unsecured, carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The balance due of $3,080 and $1,831 at September 30, 2019 has been paid in full in Fiscal 2020.

The Company was indebted to the Company’s Chief Executive Officer in the amount of $5,165 for Fiscal 2019. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The balance due at September 30, 2019 of $5,165 was paid in full in Fiscal 2020.

The company paid Mr. Arnone consulting fees of $5,000 in Fiscal 2019 and $59,500 in Fiscal 2018. The company paid Mr. Dudzinski consulting fees of $5,000 in Fiscal 2019 and $59,500 in Fiscal 2018.

NOTE 16. Income Taxes

Provision for income taxes is comprised of the following:
	Sept 30, 2019	Sept 30, 2018
Net loss before provision for income taxes	$(1,082,217)	$(1,490,512)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Tax loss carry forwards	$(8,111,635)	$(7,029,418)
Allowance for recoverability	8,111,635	7,029,418
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	21.0%	24.5%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-31.0%	-34.5%
Effective rate	0%	0%

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 16. Income Taxes (continued)

The effective tax rate for the years ended September 30, 2019 and 2018 required the recording of any impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act made broad and complex changes to the U.S. tax code that affect our fiscal years ended September 30, 2019 and 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years.

The Tax Act reduced the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we will utilize a blended rate of 24.5% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. For Fiscal 2019, we used the new federal corporate rate of 21.0%.

The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. Since there were no accumulated earnings and profits in 2018, we determined that the “Transition Tax” did not affect the Company. We have no “Transition Tax liability” for Fiscal 2019.

Note 17. Non-Cash Transactions

As an addendum to the consolidated statements of cash flows, the following non-cash transactions occurred in fiscal years 2019 and 2018:

The Company issued shares of common stock to pay legal bills valued at $186,396 in Fiscal 2018.

The company entered into a Capital Lease to purchase equipment in Fiscal 2018. The balance due on the lease is $70,392.

The Company issued shares of common stock for the conversion of notes in the amount of $540,500 in Fiscal 2018.

The Company issued common stock in Fiscal 2018 to build a “Clean Room” at the Laboratory Facility valued at $33,262.

NOTE 18. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2019 through the date of issuance of this report.

On October 3, 2019 the Company closed a new investment from JSJ Investments in the form of a convertible note. The note is for a principal amount of $168,000 plus 10% interest and is convertible at the rate of $0.48 per share for the initial 180 days and at a 30% discount to the average of the three lowest trading prices during the 10 trading days prior to the date of conversion and is subject to standard equitable adjustment for stock splits, stock dividends, or rights offering by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.

On December 13, 2019 an investor purchased 500,000 shares of common stock at $0.20 per share for a total investment of $100,000. The share price was determined by agreement with the purchaser, based upon the current market price less a discount for purchasing restricted securities.

On December 27, 2019 two investors purchased 375,000 shares of common stock at $0.20 per share for a total investment of $75,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

