Form 10-Q
period 2019-12-31
AMERICAN CRYOSTEM Corp
filed 2020-02-19
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 17, 2020, the issuer’s $0.001 par value Common Stock totaled 50,262,918 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial StatementS

American CryoStem Corporation

Consolidated Balance Sheets

As of December 31, 2019 and September 30, 2019

	31-Dec-19	30-Sep-19
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$82,205	$23,800
Accounts Receivable - net of allowance for bad debt	450,000	330,154
Inventory	25,840	25,855
Total Current Assets	558,045	379,809

Other Assets:
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	362,502	362,490
Fixed Assets - net of accumulated depreciation	132,420	238,078
Finance Lease - Right-of-Use-Asset	98,072	—
Operating Lease Right-of-Use-Asset	40,089	—

Total Assets	$1,504,668	$1,293,917

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$229,955	$321,738
Legal & Accounting Payable	100,965	97,235
Consultants Payable	184,286	189,227
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	453,000	398,500
Derivative Liability	259,078
Finance Lease Liability	36,948	35,673
Operating Lease Liability	29,665	—
Deferred Revenues	16,667	23,333
Total Current Liabilities	1,537,064	1,292,206

Long Term Liabilities:
Convertible Notes Payable - Net of Debt Discount	110,479	102,288
Finance Lease Liability - Net of Current Portion	16,993	26,722
Operating Lease Liability - Net of Current Portion	10,424	—
Accrued Executive Salaries	960,186	900,186
Payable to Related Parties	204,387	210,520
Total Liabilities	2,839,533	2,531,922

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2019 and September 30, 2019	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 50,262,918 shares issued and outstanding at December 31, 2019 and 49,387,918 issued and outstanding at September 30, 2019	50,264	49,389
Additional Paid in Capital	14,105,625	13,931,500
Accumulated Deficit	(15,490,754)	(15,218,894)
Total Shareholders’ Deficit	(1,334,865)	(1,238,005)
Total Liabilities & Shareholders’ Deficit	$1,504,668	$1,293,917

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Quarters Ended December 31, 2019 and 2018

Unaudited

	31-Dec-19	31-Dec-18
Revenues
Product Sales	$1,460	$—
Tissue Processing & Storage		4,777
Licensing Fees & Royalties	131,666	110,614
Total Revenues	133,126	115,391
Less Cost of Revenues	(5,187)	(4,963)

Gross Margin	127,939	110,428

Operating Expenses
Laboratory Expense	36,574	146,323
Sales & Marketing	13,801	3,978
Professional Fees	34,148	1,873
Stock Compensation Expense	—	30,121
General & Administrative	133,359	189,493
Total Operating Expenses	217,882	371,788

Net Loss from Operations	(89,943)	(261,360)

Other Income (Expenses):
Gain on Value of Derivative	1,873
Foreign Taxes	(6,561)	(4,117)
Loss on Loan Issuance	(92,951)
Amortization of Debt Discount	(42,000)
Interest Expense	(21,587)	(16,453)
Interest Expense (beneficial conversion feature-debenture)	(20,691)	(12,500)

Net Loss before Provision for Income Taxes	(271,860)	(294,430)

Provision for Income Taxes	—	—

Net Loss	$(271,860)	$(294,430)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.005)	$(0.006)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	49,503,304	48,224,018

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Quarters Ended December 31, 2019 and 2018

Unaudited

	31-Dec-19	31-Dec-18
Operating Activities:
Net loss	$(271,860)	$(294,430)
Adjustments to reconcile net loss items not requiring the use of cash:
Derivative change in fair value	(1,873)
Amortization of Debt Discount	(42,000)
Bad Debt Expense	2,000	5,388
Stock Compensation	—	30,121
Interest Expense- Beneficial Conversion Feature	20,691	12,500
Depreciation & Amortization Expense	9,010	7,671

Changes in operating assets and liabilities
Accounts receivable	(121,846)	(90,248)
Other Receivable - Related Parties	—	(1,172)
Prepaid expense	—	36,699
Inventory	15	463
Accounts Payable and Accrued Expenses	(92,994)	168,590
Salaries Payable	60,000
Deferred Revenue	(6,666)	(10,000)
Loss on Loan Issuance	92,951
Net cash used by operations	(268,572)	(134,418)

Investing activities:
Purchase of lab equipment & furniture	—	(25,679)
Patents development	(1,436)	(5,572)
Net cash used by investing activities	(1,436)	(31,251)

Financing activities:
Issuance of common shares	175,000	35,000
Issuance of convertible note	168,000	—
Paid down Finance Lease	(8,454)	(7,347)
Payable to related party	(6,133)	96,921
Net cash provided by financing activities	328,413	124,574

Net change in cash	58,405	(41,095)

Cash balance at beginning of the period	23,800	68,320

Cash balance at end of the period	$82,205	$27,225

Supplemental disclosures of cash flow information:
Interest paid during the period	$2,105	$3,212
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Changes in Shareholders’ Deficit

For the Quarters Ended December 31, 2019 and 2018

Unaudited

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2018	48,196,210	$48,197	$13,388,034	$(14,136,677)	$(700,446)

Issuance of common shares	116,667	117	34,883		35,000
Shares issued to pay interest due	34,372	34	22,385		22,419
Stock Compensation Expense			30,121		30,121
Net loss				(294,430)	(294,430)

Balance at December 31, 2018	48,347,249	$48,348	$13,475,423	$(14,431,107)	$(907,336)

Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

Issuance of common shares	875,000	875	174,125		175,000
Net loss				(229,860)	(229,860)

Balance at December 31, 2019	50,262,918	$50,264	$14,105,625	$(15,448,754)	$(1,292,865)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

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

The Consolidated Financial Statement Disclosures for the quarter ended December 31, 2019 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10K for the year ended September 30, 2019.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

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

Revenue Recognition - Effective October 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of October 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented, since there is no material effect on the presentation of the financial positions or statements of operations. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not have an impact on the amount of reported revenues. See Note 3 “Revenue Recognition” for additional information.

Advertising – Advertising Cost are reported as they are incurred. Advertising Costs were $0 for the quarter ended December 31, 2019 and $200 for the quarter ended December 31, 2018, which is included in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $12,865 at December 31, 2019 and $10,865 at September 30, 2019.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $25,840 at December 31, 2019 and $25,855 at September 30, 2019.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2019 and September 30, 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2018 are subject to IRS and State of New Jersey audit.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months; and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). The Company adopted ASC 842 on October 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on October 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a Finance Lease Right-of-Use-Asset and an Operating Lease Right-of-use-Asset and corresponding Lease Liability Obligations on the Company’s consolidated balance sheets. The Company elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

As the Right of use asset and the corresponding Lease Liability obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit. Since the Equipment Asset related to the Capital Lease and the Finance Lease Asset established had different values, the Company recorded a cumulative effect modification on October 31, 2019 by a reducing equity (increasing the accumulated deficit) by $41,804.

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

NOTE 3. Revenue Recognition

On October 1, 2018, we adopted ASC 606 applying the modified retrospective transition method to all contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for prior periods, since there was no material effect on the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

NOTE 3. Revenue Recognition (continued)

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

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin, Cell Source, CryoViva, Pepro-Tech and Personal Cell Sciences; and 4. Products sales revenues from Baoxin and CryoViva. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the quarters ended December 30, 2019 and 2018.

	Quarters Ended December 31,
	2019	2018
Licensing & Other Fees
Baoxin	$125,000	$100,000
Cell Source	6,667	10,000
Personal Cell Sciences	—	614
Total	$131,667	$110,614

Product Sales
Baoxin	$1,460	—
Total	$1,460	—

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

NOTE 3. Revenue Recognition (continued)

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

The Company had 8,761,500 and 12,306,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for the quarters ended December 31, 2019 and 2018, respectively; and 134,784 and 1,680,237 shares issuable on the conversion of outstanding Convertible Notes for quarters ended December 31, 2019 and 2018, respectively.

Net Loss per share for the following quarters is computed below:

	3 months	3 months
	Dec 31, 2019	Dec 31, 2018
Net Loss	$(141,109)	$(294,430)
Weighted average shares outstanding, basic and diluted	49,503,304	48,224,018
Basic & fully diluted net loss per common share	$(0.005)	$(0.006)
11

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	December 31, 2019	September 30, 2019
Laboratory Equipment	$257,904	$386,579
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	23,988	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(266,061)	(289,078)
Net Property and Equipment	$132,420	$238,078

Depreciation expense for quarters ended December 31, 2019 and 2018 were $1,459 and $6,722.

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the quarters ended December 31, 2019 and 2018 were $1,424 and $949, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $290,318 as of December 31, 2019 and $288,882 as of September 30, 2019. Amortizable Patent Costs were $96,000 at December 31, 2019 and $96,000 at September 30, 2019.

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

December 31, 2019

Unaudited

NOTE 6. Patent & Patents Filings (continued)

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

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of December 31, 2019:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 48 cents	$168,000	Fiscal 2020	10.00%
Convertible Notes @ 40 cents	$100,000	Fiscal 2020	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
Finance Lease Liability	$53,941	Fiscal 2021	14.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.48 with the amount of shares exercisable based on the face value of the convertible note. The holders of the bridge notes also have an option to purchase shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report, 36,500 of these options remain outstanding.

On April 6, 2018, the Company issued a debenture and received proceeds of $100,000. The debenture matures in March 2020 and has an exercise price of $.40 with interest at 8%. The entire Carrying Value of $100,000 is due in March 2020.

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Quarters Ended December 31, 2019 and 2018 were $12,500 and $12,500, respectively. The note is discounted due to the Beneficial Conversion Feature in the amount of $12,500 as of December 31, 2019 and $25,000 as of September 30, 2019.

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures mature in 2021 and have an exercise price of $.33 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2021.

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Quarter Ended December 31, 2019 was $8,191. The note is discounted due to the Beneficial Conversion Feature in the amount of $39,521 as of December 31, 2019 and $47,712 as of September 30, 2019.

On October 3, 2019, the Company issued a debenture and received proceeds of $168,000, with interest at 10%. The Note is convertible at the rate of $0.48 per share for the initial 180 days; and thereafter at a 30% discount to the average of the three lowest trading prices during the 10 trading days prior to the date of conversion. The entire Carrying Value of $168,000 is due in Fiscal 2020. We recorded a debt discount of $168,000 and a Derivative liability of $260,951 at inception. Debt Discount of $42,000 was amortized for the quarter. The Gain in the value of the Derivative Liability was $1,873 for the quarter.

The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2019, using the following key inputs: market price of the Company’s common stock $0.32 per share, volatility of 176.56% and discount rate of 2.25%. The fair value of the derivative was determined to be $259,078 as of December 31, 2019.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

Note 8. Common Stock Issuances

During the quarter ended December 31, 2018, the Company issued 116,667 shares and received proceeds of $35,000. The share price was $0.30 per share. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the quarter ended December 31, 2018, the Company issued 34,372 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $22,419. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the quarter ended December 31, 2019, the Company issued 875,000 shares and received proceeds of $175,000. The share price was $0.20 per share. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options.  The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability.  The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise.   Using the Black-Sholes valuation method the company issued options and recorded compensation of $30,121 for the quarter ended December 31, 2018. The company did not issue any options for the quarter ended December 31, 2019.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at December 31, 2018	12,306,500	$0.05 - $0.40	$0.26	2.10

Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	$0.26	1.85

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at December 31, 2019	8,761,500	$0.05 - $0.40	$0.26	1.80

All outstanding stock options at December 31, 2019 are vested and exercisable.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

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

The Company valued Accounts Receivable, Bridge Notes and Convertible Notes at cost. Financial instruments’ carrying value approximates fair value. Stock Options and Derivative Liability are valued using level 3 of the fair value hierarchy.

Note 11. Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, one of the Company’s leases does not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate which is based on the interest rate of similar debt outstanding. Effective October 1, 2019, the Company adopted the provision of ASC 842 Leases.

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of December 31, 2019:

	Classification on Balance Sheet	December 31, 2019
Assets
Finance Lease Asset	Finance lease right of use asset	$98,072
Total Finance lease assets		$98,072
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$36,948
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	16,993
Total operating lease liability		$53,941

Lease obligations at December 31, 2019:

2020	$31,677
2021	28,157
Total Payments	59,834
Amount representing interest	(5,893)
Operating lease obligation, net	53,941
Operating lease obligation, current portion	(36,948)
Operating lease obligation, long-term portion	$16,993
15

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

Note 11. Leases (continued)

The lease expense for the three months ended December 31, 2019 was $8,232, which consisted of amortization expense of $6,127 and interest expense of $2,105. At December 31, 2019, the remaining lease term was 1.42 years (17 months) and the discount rate was 14.17%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of December 31, 2019:

	Classification on Balance Sheet	December 31, 2019
Assets
Operating Lease Asset	Operating lease right of use asset	$40,089
Total Operating lease assets		$40,089
Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$29,665
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	10,424
Total operating lease liability		$40,089

Lease obligations at December 31, 2019:

2020	$23,850
2021	18,550
Total Payments	42,400
Amount representing interest	(2,311)
Operating lease obligation, net	40,089
Operating lease obligation, current portion	(29,665)
Operating lease obligation, long-term portion	$10,424

The lease expense for the three months ended December 31, 2019 was $7,950, which consisted of amortization expense of $7,368 and interest expense of $582. The cash paid under the operating lease during the three months ended December 31, 2019 was $7,950. At December 31, 2019, the remaining lease term was 1.33 years (16 months) and the discount rate was 8%.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expires on March 31, 2020 and the Company can exercise a renewal option for an additional 6 months. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the three months ended December 31, 2019 was $7,167.

NOTE 12. Concentration of Credit

The Company received 100% of its revenues in for the quarter ended December 31, 2019 from two clients, Baoxin and Cell Source and approximately 95% of its revenues in the quarter ended December 31, 2018 from the same two clients. The Company also had accounts receivable from Baoxin of $450,000 at December 31, 2019 and $300,000 at December 31, 2018. Due to the current economic and health conditions in China, including increased tariffs and the Corona virus, the Company is closely monitoring the impact of these circumstances.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2019

Unaudited

NOTE 13. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publically traded corporation and the investment is carried at cost at December 31, 2019 and September 30, 2019. The Company annually reviews its investments for impairment. After reviewing recent investment transactions of Baoxin, the Company has determined that no impairment of its investment is necessary for the quarter ended December 31, 2019. Due to the current economic and health conditions in China, including increased tariffs and the Corona virus, the Company is closely monitoring the impact of these circumstances.

Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China using American CryoStem’s intellectual property. American CryoStem has received an upfront fee of $300,000 USD and a 5 year minimum annual guarantee of $500,000 USD per year from Baoxin. Additionally, as part of the transaction American CryoStem has invested $300,000 into Baoxin to obtain a 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in its Regenerative Medicine Center in Hong Kong (HK). The short term goals are to set up two additional GMO grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a more natural dermal filler over artificial fillers.

NOTE 14. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers/directors in the amount of $204,387 as of December 31, 2019 and $210,520 and as of September 30, 2019. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in the next twelve months. The Company has accrued salaries for Mr. Arnone and Mr. Dudzinski. Management does not foresee paying the accrued amounts until the Company has adequate funds to do so.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2019 through the date of issuance of this report. There are no subsequent events to report as of the issuance of these financial statements.

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

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management believes that we are well positioned to utilize our developed products and services as the foundation for domestic and international distribution through licensees of our technologies, and a host of Regenerative Medicine application uses and future therapy products. In the US we operate an FDA registered facility that generates revenue from; the processing and storage of adipose tissue (ATGRAFT™), the processing of adipose tissue into its cellular components for future use (ATCELL™) and the production and sale of our tissue collection boxes (CELLECT®), and patented media products (ACSelerate™).

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

American CryoStem is the first tissue bank to globally incorporate through its CELLECT® service the International Blood Banking identification and labeling and product identification coding system. The coding was developed in conjunction with the American Association of Blood Banks (AABB), the American Red Cross and the International Society of Blood Transfusion (ISBT). These groups form the International Council for Commonality in Blood Banking Automation (ICCBBA) and developed the ISBT 128 Standard for machine readable labeling. This labeling system is an acceptable machine readable labeling standard, product description, and bar coding system for FDA Center for Biologics Evaluation and Research under 21 CFR 606.12(c) 13. American CryoStem conforms to this standard in its laboratory facility and all cellular and tissue products produced at the facility carry our W3750 ICCBBA facility identifier allowing any hospital, clinic, laboratory and regulator worldwide to identify the origin and obtain additional information on any sample produced at an American CryoStem facility. The Company promotes this standard in all laboratories that license or utilize our technology.

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue and cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals to prepare for future cosmetic or regenerative procedures by storing multiple samples of their own adipose tissue to be returned in the future as a natural biocompatible filler, or the sample may be further processed to create cellular therapy applications without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create stem cells “ATCELL™” for use in Regenerative medicine applications. The ATGRAFT™ service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

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

The Company intends to support its cell therapy application research, development and collaborative efforts by making ATCELL™ and ATGRAFT™ samples available for research and product development purposes through joint ventures, and university and commercial collaborations. These adipose tissue and cell line samples, we believe will be highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research due to our clinical processing methodology, donor sample data and the ability to create multiple cell types that have identical genetic profiles. We believe the clinical processing methods, data collection and testing of our ATCELL™ and the ability to make multiple cell types from the same donor line allows research teams to focus on application development and avoid bench to commercialization delays. The Company also is prepared to research samples of its ATCELL™ cell products to users of its ACSelerate™ cell culture media for application development.

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was accepted for review by the FDA on October 22, 2019. The Company has received initial comments from the FDA regarding this application and is in the process of preparing responses. The Company will update the IND application upon completion of the responses for review by the FDA.

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

Cells on Ice:

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the processing and storage of each sample generated by COI network physicians. COI planned to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company incorporated its existing Standard Operating Procedures (SOPs), processing protocols and patented products into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. This initial work will become the basis for Investigational New Drug and Investigational Device Exemption filings with the FDA. In January 2018 the Company ceased shipping all ATCELL products in response to a warning letter issued to the Company by the FDA. On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company ceased shipment of its ATCELL™ product within the United States and entered into discussions with the FDA concerning the filing of an IND. Since the Company’s initial response to the Warning letter it has spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically the Company designed and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019. Additionally, the Company has implemented, qualified and validated as appropriate its completely redesigned its manufacturing SOPs and Quality Management program and new clean manufacturing space in its facility in Monmouth Junction, N.J, The Company has completed its final responses to FDA regarding the Warning Letter which was delivered to FDA OTAT in January 2020.

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

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes four issued U.S. patents (No. 7,989,205, and Serial No. 9,487,755, “Cell Culture Media Kits and Methods of Use”, “Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation” US 10,154,664 issued December 18, 2018, and “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018); and has additional pending patent applications which are detailed in the following chart:

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

We plan to continue marketing programs focused on reaching plastic and cosmetic surgeons to join the initial group of providers that began to offer our services to their patients. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

Physician Network

The Company continues to develop relationships to leverage our products and services through existing cosmetic surgery and regenerative medicine practices The Company continues its efforts to develop and expand its network of individual physicians and surgeons seeking to adopt the Company’s products and services focusing on surgeons performing liposuction, tissue transfer and regenerative procedures involving the use of adipose tissue. The Company intends to expand its efforts to medical professionals interested in Regenerative Medicine applications utilizing ADSCs to establish itself as a primary source of collection, processing and preparation of cellular therapies as they are developed and approved for patient use by the FDA.

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

American CryoStem licensed to Cryoviva (Thailand) Ltd., established in 2007, the rights to utilize the Company's Standard Operating Procedures (SOP's) to create and market the Company's ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The financial terms include the payment of certain training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT™ and ATCELL™ sample processing including CRYO's ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

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

Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd

On July 12, 2018 The Company announced the national launch of CRYO's ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. ("Baoxin") in China. The management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. The China launch activities are in support of the Company's previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. During 2019 Mr. Arnone resigned from the board of Baoxin.

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

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of these financial statements. Management’s plans with regard to this matter is to continue to fund its operations through fundraising activities in fiscal 2020 to fund future operations and business expansion.

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

Results of Operations – Three Months

The Company’s revenue for the quarter ended December 31, 2019 increased to $133,127 versus $115,391 in the same period of Fiscal 2018, an increase of 15.4%. Licensing Revenue increased to $131,667 compared to $110,614 in Fiscal 2018, an increase of 19%.

Operating expenses decreased to $217,882 for the quarter ended December 31, 2019, from $371,788 for the same period in Fiscal 2018 a decrease of 41.3%. The main cause for the decrease was management’s continued efforts to reduce Company overhead.

Interest expense for the quarter ending December 31, 2019 increased to $42,278 as compared to $28,953 for the same period last year reflecting the issuance of new debentures. The interest expense for the quarter ended December 31, 2019 and December 31, 2018 includes an additional $20,691 and $12,500 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the first quarter of Fiscal 2019 was $271,860 compared to a net loss of $294,340 for the first quarter of Fiscal 2018, a decrease of 7.6% for the same period of 2018. The loss for the first quarter of Fiscal 2019 includes $92,951 of derivative liability associated with the issuance of a new convertible note. See Note 7 Debt: to the financial statements.

Liquidity and Capital Resources

As of December 31, 2019, the Company had a cash balance of $82,205, an increase of $58,405 since September 30, 2019, our fiscal year end. Operations used $268,572 of our cash. We used $1,436 in cash for investments, all for patent development and maintenance. The main sources of cash provided by financing activities included new equity and note issuances of $343,000.

Our accounts receivable increased to $450,000 at December 31, 2019 from $330,154 at September 30, 2019 mainly due to an increase in receivables from Baoxin for licensing fees. Due to the current economic and health conditions in China, including increased tariffs and the Corona virus, the Company is closely monitoring the impact of these circumstances.

Convertible debt increased to $579,000 an increase of $180,500 since September 30, 2019, $20,691 was due to the effects of amortizing the beneficial conversion feature of these notes, and $ 168,000 was the issuance of additional convertible notes. See Note 7: Debt to the financial statements.

The Company will continue to focus on its financing and investment activities, but should we be unable to raise sufficient funds, we will be required to curtail our operating plans or cease them entirely. We cannot assure you that we will generate the necessary funding to operate or develop our business. Please see “Cash Requirements” below for our existing plans with respect to raising the capital we believe will be required. In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the below estimates for the financing required may not be accurate and must be considered in light these circumstances.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended December 31, 2019.

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

In order to move our Company through its next critical growth phase of development and commercialization and to ensure we are in position to support our research collaborations and market penetration strategies, Management continues to seek new investment into the Company from existing and new investors with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from both the retail and institutional investing communities, while limiting dilution to our current shareholders. On January 14, 2019 the Company terminated its agreement with Gramatan, LLC and recorded a payable of $166,667 in accounts payable. Fees due per the terms of the agreement are included in administrative expenses in the Company’s financial statements. Management also focuses its efforts on increasing sales and licensing revenue and reducing expenses.

Commitments

Effective October 1, 2019, the Company adopted the provision of ASC 842 Leases. The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, one of the Company’s leases does not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate which is based on the interest rate of similar debt outstanding.

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. See Note 11: Leases of the financial statements.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. See Note 11: Leases in the financial Statements.

The Company leases a laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expires on March 31, 2020 and the Company can exercise a renewal option for an additional 6 months. The rent is $2,389 per month. Total rent paid for the laboratory facility for the three months ended December 31, 2019 was $7,167.

Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2019. See also Legal Proceedings below.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At December 31, 2019, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $204,387. The advances are due on demand, are unsecured, and carry no interest rate. and the advances are not expected to be collected within the next year.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months; and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). The Company adopted ASC 842 on October 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on October 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a Finance Lease Right-of-Use-Asset and an Operating Lease Right-of-use-Asset and corresponding Lease Liability Obligations on the Company’s consolidated balance sheets. The Company elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

As the Right of use asset and the corresponding Lease Liability obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit. Since the Equipment Asset related to the Capital Lease and the Finance Lease Asset established had different values, the Company recorded a cumulative effect modification on October 31, 2019 by a reducing equity (increasing the accumulated deficit) by $41,804.

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

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This new ASU applies to companies that have collaborative arrangements, or agreements that involve two parties that actively participate in a joint operating activity. We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808). ASU 2018-18 is effective for public companies for years beginning after December 15, 2019. The Company plans to implement ASU 2018-18 in Fiscal 2021 and begin reporting revenue for the Baoxin Contract according to ASU 2018-18 in that Fiscal Year.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019 and concluded that the disclosure controls and procedures were effective as a whole.

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

During the quarter ended December 31, 2018, the Company issued 116,667 shares and received proceeds of $35,000. The share price was $0.30 per share. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the quarter ended December 31, 2018, the Company issued 34,372 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $22,419. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the quarter ended December 31, 2019, the Company issued 875,000 shares and received proceeds of $175,000. The share price was $0.20 per share. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

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

AMERICAN CRYOSTEM CORPORATION

February 19, 2020	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 19, 2020	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
38