Form 10-Q
period 2020-03-31
AMERICAN CRYOSTEM Corp
filed 2020-05-20
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2020, the issuer’s $0.001 par value Common Stock totaled 50,835,418 shares outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

American CryoStem Corporation

Consolidated Balance Sheets

As of March 31, 2020 and September 30, 2019

	31-Mar-20	30-Sep-19
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$11,217	$23,800
Accounts Receivable - net of allowance for bad debt	253,295	330,154
Inventory	37,108	25,855
Total Current Assets	301,620	379,809

Other Assets:
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	364,848	362,490
Fixed Assets - net of accumulated depreciation	131,953	238,078
Finance Lease - Right-of-Use-Asset	95,008	—
Operating Lease Right-of-Use-Asset	32,893	—

Total Assets	$1,239,862	$1,293,917

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$274,476	$321,738
Legal & Accounting Payable	124,345	97,235
Consultants Payable	34,119	189,227
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	626,170	398,500
Derivative Liability	127,059
Finance Lease Liability	38,268	35,673
Operating Lease Liability	30,262	—
Deferred Revenues	6,667	23,333
Total Current Liabilities	1,487,866	1,292,206

Long Term Liabilities:
Convertible Notes Payable - Net of Debt Discount	—	102,288
Finance Lease Liability - Net of Current Portion	6,917	26,722
Operating Lease Liability - Net of Current Portion	2,631	—
Accrued Executive Salaries	1,020,186	900,186
Payable to Related Parties	204,354	210,520
Total Liabilities	2,721,954	2,531,922

Commitments and Contingencies	—	—

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and September 30, 2019	—	—
Common Stock - $.001 par value, 300,000,000 shares authorized, 50,262,918 shares issued and outstanding at March 31, 2020 and 49,387,918 issued and outstanding at September 30, 2019	50,264	49,389
Additional Paid in Capital	14,105,625	13,931,500
Accumulated Deficit	(15,637,981)	(15,218,894)
Total Shareholders’ Deficit	(1,482,092)	(1,238,005)

Total Liabilities & Shareholders’ Deficit	$1,239,862	$1,293,917

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Six Months and the Three Months Ended March 31, 2020 and 2019

Unaudited

	6 Months	6 Months	3 Months	3 Months
	31-Mar-20	31-Mar-19	31-Mar-20	31-Mar-19
Revenues
Tissue Processing & Storage	$11,900	$15,684	$11,900	$10,907
Product Sales	15,900	22,603	14,440	22,603
Licensing Fees & Royalties	266,667	121,424	135,000	10,810
Total Revenues	294,467	159,711	161,340	44,320
Less Cost of Revenues	(16,710)	(25,673)	(11,522)	(20,710)

Gross Margin	277,757	134,038	149,818	23,610

Operating Expenses
Laboratory Expense	63,798	242,285	27,224	95,962
Sales & Marketing	22,761	12,262	8,960	8,284
Professional Fees	72,220	39,083	38,072	37,210
Stock Compensation Expense	—	60,242	—	30,121
Bad Debt Expense	326,800	5,635	324,800	247
General & Administrative	234,246	359,244	102,887	175,139
Total Operating Expenses	719,825	718,751	501,943	346,963

Net Gain (Loss) from Operations	(442,068)	(584,713)	(352,125)	(323,353)

Other Income (Expenses):
Interest Income	22	1	22	1
Gain on Value of Derivative	133,892	—	132,019	—
Gain on write off of liability	166,667		166,667
Loss on Debt Settlement	(2,504)	—	(2,504)	—
Foreign Taxes	(13,808)	(4,117)	(7,247)	—
Loss on Loan Issuance	(92,951)	—	—	—
Amortization of Debt Discount	(84,000)	—	(42,000)	—
Interest Expense	(42,930)	(32,704)	(21,343)	(16,251)
Interest Expense (beneficial conversion feature-debenture)	(41,382)	(25,000)	(20,691)	(12,500)
Penalties	(25)	—	(25)	—

Net Income (Loss) before Provision for Income Taxes	(419,087)	(646,533)	(147,227)	(352,103)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(419,087)	$(646,533)	$(147,227)	$(352,103)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.008)	$(0.013)	$(0.003)	$(0.007)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	49,883,110	48,512,058	50,262,918	48,802,990

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2020 and 2019

Unaudited

	31-Mar-20	31-Mar-19
Operating Activities:
Net loss	$(419,087)	$(646,533)
Adjustments to reconcile net loss items not requiring the use of cash:
Derivative change in fair value	(133,892)	—
Loss on Loan Issuance	92,951	—
Amortization of Debt Discount	84,000	—
Bad Debt Expense	326,800	5,635
Stock Compensation	—	60,242
Interest Expense- Beneficial Conversion Feature	41,382	25,000
Depreciation & Amortization Expense	16,689	15,327

Changes in operating assets and liabilities
Accounts receivable	(249,941)	(93,600)
Other Receivable - Related Parties	—	790
Prepaid expense	—	48,931
Inventory	(11,253)	6,660
Accounts Payable and Accrued Expenses	(175,260)	110,603
Executive Compensation	120,000	120,000
Deferred Revenue	(16,666)	(20,000)
Net cash used by operations	(324,277)	(366,945)

Investing activities:
Purchase of equipment & furniture	(2,740)	(25,678)
Patents development	(5,190)	(8,120)
Net cash used by investing activities	(7,930)	(33,798)

Financing activities:
Issuance of common shares	175,000	270,000
Issuance of convertible note	168,000	—
Paid down Finance Lease	(17,210)	(14,948)
Payable to related party	(6,166)	96,921
Net cash provided by financing activities	319,624	351,973

Net change in cash	(12,583)	(48,770)

Cash balance at beginning of the period	23,800	68,320

Cash balance at end of the period	$11,217	$19,550

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,907	$6,169
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Changes in Shareholders’ Deficit

For the Six Months and Three Months Ended March 31, 2020 and 2019

Unaudited

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2018	48,196,210	$48,197	$13,388,034	$(14,136,677)	$(700,446)

Issuance of common shares	900,000	900	269,100		270,000
Shares issued to pay bill	100,000	100	27,400		27,500
Shares issued to pay interest due	34,372	34	22,385		22,419
Stock Compensation Expense			60,242		60,242
Net loss				(646,533)	(646,533)

Balance at March 31, 2019	49,230,582	$49,231	$13,767,161	$(14,783,210)	$(966,818)

Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

Issuance of common shares	875,000	875	174,125		175,000
Net loss				(419,087)	(419,087)

Balance at March 31, 2020	50,262,918	$50,264	$14,105,625	$(15,637,981)	$(1,482,092)

Balance at December 31, 2018	48,347,249	$48,348	$13,475,423	$(14,431,107)	$(907,336)

Issuance of common shares	783,333	783	234,217		235,000
Shares issued to pay bill	100,000	100	27,400		27,500
Stock Compensation Expense			30,121		30,121
Net loss				(352,103)	(352,103)

Balance at March 31, 2019	49,230,582	$49,231	$13,767,161	$(14,783,210)	$(966,818)

Balance at December 31, 2019	50,262,918	$50,264	$14,105,625	$(15,490,754)	$(1,334,865)

Net loss				(147,227)	(147,227)

Balance at March 31, 2020	50,262,918	$50,264	$14,105,625	$(15,637,981)	$(1,482,092)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

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

The Consolidated Financial Statement Disclosures for the quarter ended March 31, 2020 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10K for the year ended September 30, 2019.

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

March 31, 2020

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

Advertising – Advertising Cost are reported as they are incurred. Advertising Costs were $0 for the six months ended and the three months ended March 31, 2020; $599 for the six months ended March 31, 2019 and $399 for the three months ended March 31, 2019, which is included in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $337,665 at March 31, 2020 and $10,865 at September 30, 2019. See Note 12 for further explanation.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $37,108 at March 31, 2020 and $25,855 at September 30, 2019.

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
8

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

Unaudited

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2020 and September 30, 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2019 are subject to IRS and State of New Jersey audit.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months; and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). The Company adopted ASC 842 on October 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on October 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a Finance Lease Right-of-Use-Asset and an Operating Lease Right-of-use-Asset and corresponding Lease Liability Obligations on the Company’s consolidated balance sheets. The Company elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. Prior periods’ results continue to be presented under ASC 840 based on the accounting standard originally in effect for such period.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

Unaudited

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

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin, Cell Source, CryoViva, Pepro-Tech and Personal Cell Sciences; and 4. Products sales revenues from Baoxin and CryoViva. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the Six Months and Three Months ended March 31, 2020 and 2019.

	6 months	6 months	3 months	3 months
Licensing & Other Fees	3-31-2020	3-31-2019	3-31-2020	3-31-2019
Baoxin	$250,000	$100,000	$125,000	$—
Cell Source	16,667	20,000	10,000	10,000
Personal Cell Sciences	—	1,424	—	810
Totals	$266,667	$121,424	$135,000	$10,810

Product Sales
Baoxin	$5,840	$2,920	$4,380	$2,920
CryoViva	10,060	19,683	10,060	19,683
Totals	$15,900	$22,603	$14,440	$22,603

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

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

The Company had 8,761,500 and 12,306,500 shares of Common Stock issuable upon exercise of all outstanding stock options for the six months ended March 31, 2020 and 2019, respectively; and 2,484,784 and 1,680,237 shares issuable on the conversion of outstanding Convertible Notes for the six months ended March 31, 2020 and 2019, respectively.

Net Loss per share for the following quarters is computed below:

	6 Months 31-Mar-20	6 Months 31-Mar-19	3 Months 31-Mar-20	3 Months 31-Mar-19
Net Income (Loss)	$(419,087)	$(646,533)	$(147,277)	$(352,103)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.008)	$(0.013)	$(0.003)	$(0.007)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	49,883,110	48,512,058	50,262,918	48,802,990
11

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

Unaudited

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	March 31, 2020	September 30, 2019
Laboratory Equipment	$257,904	$386,579
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	26,729	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(269,268)	(289,078)
Net Property and Equipment	$131,954	$238,078

Depreciation expense for the six months ended March 31, 2020 and 2019 were $4,666 and $13,450, respectively and for the three months ended March 31, 2020 and 2019 were $3,207 and $6,728, respectively.

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the six and three months ended March 31, 2020 were $2,832 and $1,408, respectively and for the six and three months ended March 31, 2019 were $1,877 and $928, respectively

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $293,984 as of March 31, 2020 and $288,882 as of September 30, 2019. Amortizable Patent Costs were $96,000 at March 31, 2020 and $96,000 at September 30, 2019.

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

March 31, 2020

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of March 31, 2020:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 48 cents	$168,000	Fiscal 2020	10.00%
Convertible Notes @ 40 cents	$100,000	Fiscal 2020	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
Finance Lease Liability	$45,185	Fiscal 2021	14.00%

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

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Six and Three Months Ended March 31, 2020 were $25,000 and $12,500, respectively and for the Six and Three Months Ended March 31, 2019 were $25,000 and $12,500, respectively. The note is discounted due to the Beneficial Conversion Feature in the amount $25,000 as of September 30, 2019.

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures mature in 2021 and have an exercise price of $.33 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2021.

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Six and Three Months ended March 31, 2020 was $16,382 and $8,191, respectively. The note is discounted due to the Conversion Feature in the amount of $31,330 as of March 31, 2020 and $47,712 as of September 30, 2019.

On October 3, 2019, the Company issued a debenture and received proceeds of $168,000, with interest at 10%. The Note is convertible at the rate of $0.48 per share for the initial 180 days; and thereafter at a 30% discount to the average of the three lowest trading prices during the 10 trading days prior to the date of conversion. The entire Carrying Value of $168,000 is due in Fiscal 2020. We recorded a debt discount of $168,000 and a Derivative liability of $260,951 at inception. Debt Discount of $84,000 was amortized for the six months ended March 31, 2020 and $42,000 for the three months ended March 31, 2020. We recorded Gains in the value of the Derivative Liability of $133,892 for the six months ended March 31, 2020 and $132,017 for the three months ended March 31, 2020.

The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2020, using the following key inputs: market price of the Company’s common stock $0.18 per share, volatility of 186.50% and discount rate of 0.25%. The fair value of the derivative was determined to be $127,059 as of March 31, 2020.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

Unaudited

Note 8. Common Stock Issuances

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

During the six months ended March 31, 2020, the Company issued 875,000 shares and received proceeds of $175,000. The share price was $0.20 per share. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options.  The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability.  The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise.   Using the Black-Sholes valuation method the company issued options and recorded compensation of $60,242 for the six months ended March 31, 2019 and $30,121 for the three months ended March 31, 2019. The company did not issue any options and there was no stock based compensation for the six months ended March 31, 2020.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31
Granted	—
Exercised	—
Expired	(150,000)
Forfeited	—
Outstanding at March 31, 2019	12,156,500	$0.05 - $0.40	$0.26	2.10
Exercisable at March 31, 2019	11,481,500

Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	$0.26	1.85
Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at March 31, 2020	8,761,500	$0.05 - $0.40	$0.26	1.80
14

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of March 31, 2020:

	Classification on Balance Sheet	March 31, 2020
Assets
Finance Lease Asset	Finance lease right of use asset	$95,008
Total Finance lease assets		$95,008
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$38,268
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	6,917
Total operating lease liability		$49,275

Lease obligations at March 31, 2020:

2020	$21,118
2021	28,157
Total Payments	49,275
Amount representing interest	(4,090)
Finance lease obligation, net	45,085
Finance lease obligation, current portion	(38,268)
Finance lease obligation, long-term portion	$6,917
15

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

Unaudited

Note 11. Leases (continued)

The lease expense for the six months and three months ended March 31, 2020 was $21,118 and $10,559, which consisted of amortization expenses of $17,211 and $8,756 along with interest expenses of $3,907 and $1,803. At March 31, 2020, the remaining lease term was 1.17 years (14 months) and the discount rate was 14.17%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of March 31, 2020:

	Classification on Balance Sheet	March 31, 2020
Assets
Operating Lease Asset	Operating lease right of use asset	$32,893
Total Operating lease assets		$32,893
Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$30,262
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	2,631
Total operating lease liability		$32,893

Lease obligations at March 31, 2020:

2020	$15,900
2021	18,550
Total Payments	34,450
Amount representing interest	(1,560)
Operating lease obligation, net	32,893
Operating lease obligation, current portion	(30,262)
Operating lease obligation, long-term portion	$2,631

The lease expense for the six months and three months ended March 31, 2020 was $15,900 and $7,950, respectively which consisted of amortization expense of $14,564 and $7,196, respectively and interest expense of $1,336 and $754, respectively. The cash paid under the operating lease during the six months ended March 31, 2020 was $15,900. At March 31, 2020, the remaining lease term was 1.08. years (13 months) and the discount rate was 8%.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expires on March 31, 2020 and the Company can exercise a renewal option for an additional 6 months. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the six months and three months ended March 31, 2020 was $14,334 and $7,167, respectively.

NOTE 12. Concentration of Credit

The Company received 96% of its revenues for the six ended March 31, 2020 from three clients, Baoxin, Cell Source and CryoViva and 89% of its revenues for the six ended March 31, 2019 from the same three clients. The Company also had accounts receivable from Baoxin of $578,295 at March 31, 2020 and $300,000 at March 31, 2019. For the Baoxin receivable, the Company has recorded an allowance for doubtful accounts of $325,000.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2020

Unaudited

NOTE 13. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publically traded corporation and the investment is carried at cost at March 31, 2020 and September 30, 2019. The Company annually reviews its investments for impairment. After reviewing recent investment transactions of Baoxin, the Company has determined that no impairment of its investment is necessary for the six months ended March 31, 2020.

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

NOTE 14. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers/directors in the amount of $204,354 as of March 31, 2020 and $210,520 and as of September 30, 2019. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in the next twelve months. The Company has accrued salaries for Mr. Arnone and Mr. Dudzinski. Management does not foresee paying the accrued amounts until the Company has adequate funds to do so.

NOTE 15. Effects of COVID 19

The main effects of the COVID 19 pandemic were on the Company’s US domestic physician network and with its international partners.

China and Thailand have been in lockdown during the quarter and have only begun re-opening in early May. This has hindered our attempts to resolve our outstanding receivable from Baoxin. Considering this, we have elected to increase our provision for doubtful accounts by $325,000 with regard to their outstanding balance.

Cryoviva in Thailand was in the midst of implementing a new marketing program in January 2020 which has been delayed. Based upon our discussions in early May with Cryoviva we expect them to restart the marketing campaign in the near future.

NOTE 16. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2020 through the date of issuance of this report and reports the following:

The Company announced on April 2, 2020 that it entered into a License and Collaboration Agreement to apply American CryoStem technologies for the development therapy in Duchene Muscular Dystrophy (“DMD”) patients.  These include autologous cell processing, storage, expansion, retrieval, multiple administrations (upon FDA approval), utilizing American CryoStem’s mesenchymal stem cell product, ATCELL™.  RaceMD, is a 501(c)3 charitable organization focused on the urgent development, clinical study and delivery of novel treatments to Duchene Muscular Dystrophy patients.   RaceMD investigators will collaborate with CRYO laboratory staff and scientists in the development of an accelerated clinical study protocol to be filed with the US FDA.

A Note Holder converted a portion of its Convertible Note to common stock on April 6, 2020. The Company issued 300,000 shares of common stock at $0.100849 per share to convert $30,255 of the Note Payable to stock.

On April 14, 2020, the Company received $100,000 from an investor and issued 666,667 shares of common stock, at $0.15 per share.

See Note 15 regarding COVID 19 disclosures, the full effect of the pandemic upon the Company is uncertain at the time of this report.

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, laboratory dedicated to standardized processing, bio-banking and development of cellular tools and applications, using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, services and international licensing opportunities. Our FDA registered laboratory for human tissue processing, cryo-storage and cell culture and differentiation media development is located in Monmouth Junction, New Jersey.

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

Products and Services

American CryoStem is focused on multiple high margin business lines capable of generating sustainable, recurring revenue streams from each of our developed products and services. The Company incorporates its proprietary and patented or patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing product production and contract manufacturing services. Additionally, the Company requires licensees of our tissue and cell processing technologies to purchase the consumable products required in the collection, processing and storage of tissue/stem cells as part of the licensing agreement including our CELLECT® Collection, Transportation, and Storage System and ACSelerate™ Cell Culture Media Products.

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management believes that we are well positioned to utilize our developed products and services as the foundation for domestic and international distribution through licensees of our technologies and a host of Regenerative Medicine application uses and future therapy products. In the US we operate an FDA registered facility that generates revenue from; the processing and storage of adipose tissue (ATGRAFT™), the processing of adipose tissue into its cellular components for future use (ATCELL™) and the production and sale of our tissue collection boxes (CELLECT®), and patented media products (ACSelerate™).

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

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop medium versions for differentiation of ATCELL™ ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014 the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799).On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Growth of Human Adipose Stromal Cells. To date the patent has also been filed in the following additional countries: China and Hong Kong, India, Mexico, Brazil, the European Union, US, Japan, Thailand, Brazil, Russia, Australia, New Zealand, Canada, and Saudi Arabia.

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the individual and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long-term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company for its ATGRAFT™ and ATCELL™ products.

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

Hong Kong

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement called for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT reached further agreement to extend their relationship on a non-exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014, the Agreement automatically renewed on September 24, 2019.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020 and the Company believes that it will see an increase in the sale of consumables and licensing fees from CRYOVIVA in fiscal 2020. The scheduled launch of CRYOVIVA’s marketing plan has been delayed because of the recent COVID 19 response and lockdown in Thailand and the US, based upon recent communication with the management team of CRYOVIVA, the Company believes that the Marketing program will commence in the second quarter of 2020 ending June 30, 2020.

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

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”. The Company made the original filing in August of 2019 to the FDA Electronic Common Technical Document system (eCTD) for technical review. Following this review, the Company made several amendments and received additional technical comments from FDA’s technical group. The Company completed all technical changes to the filing in October 2019 and was assigned File number 19089, for the filing accepted for review by the FDA on October 22, 2019. The Company received further comments from the FDA in a clinical hold letter dated December 19, 2019. The letter requested additional information, clarification of certain aspects of the filed documents, amendment to the screening and treatment protocols, and the implementation of additional testing during the production and release of the final samples. These additional testing requirements necessitated amendments to the processing and release protocols and validation of the new test methods which will be completed in the Company’s fiscal third quarter. The Company expects to file the completed response in the third fiscal quarter.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX™ brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and international licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. The Company is in ongoing discussion with PeproTech related to increasing the visibility and sales of the medium and the optimization of additional medium products focused on the differentiation of adult stem cells that are synergistic to the cell culture medium. In connection with these discussions, the Company is negotiating an amendment to its original agreement for the expansion its collaborative efforts to finalize development of its differentiation mediums. The proposed amendment calls for the use of the Company’s facility by PeproTech employees for the development efforts which require the use of the Company’s cell processing facility and research samples of ATCELL throughout the testing and development. This project was scheduled for initiation in February of 2020 but has been delayed by the recent COVID 1 pandemic. The Company expects that the development effort may be initiated during the current fiscal quarter ending June 30, 2020.

Cells on Ice:

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the processing and storage of each sample generated by COI network physicians. COI planned to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company incorporated its existing Standard Operating Procedures (SOPs), processing protocols and patented products into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. This initial work will become the basis for Investigational New Drug and Investigational Device Exemption filings with the FDA. In January 2018 the Company ceased shipping all ATCELL products in response to a warning letter issued to the Company by the FDA. On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company ceased shipment of its ATCELL™ product within the United States and entered into discussions with the FDA concerning the filing of an IND. Since the Company’s initial response to the Warning letter it has spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically the Company designed and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019. Additionally, the Company has implemented, qualified and validated as appropriate its completely redesigned its manufacturing SOPs and Quality Management program and new clean manufacturing space in its facility in Monmouth Junction, N.J, The Company has completed its final responses to FDA regarding the Warning Letter which was delivered to FDA OTAT in January 2020. The FDA has acknowledged the receipt of our response and have indicated that upon resumption of the production of ATCELL for our clinical study that an audit of our new manufacturing facility and processes will be performed.

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

Intellectual Property

From the Company’s formation, our strategy has been to invest time and capital in intellectual property protection. This strategy is intended to strengthen our Company’s foundation in any defensive or offensive legal challenge. In addition, we are developing our IP portfolio to ensure and enhance our business flexibility and allow us to gain favorable terms in potential future collaborative partnerships with third parties. Our intellectual property portfolio currently includes four issued U.S. patents (No. 7,989,205, and Serial No. 9,487,755, “Cell Culture Media Kits and Methods of Use”, “Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation” US 10,154,664 issued December 18, 2018, and “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018);and has additional pending patent applications which are detailed in the following chart:

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

Cell Culture Market

Cell Culture Market Global Forecast to 2023, according to “markets and markets” the cell culture market is expected to reach USD $26.28 Billion by 2023 from USD $15.32 Billion in 2018, at a CAGR of 11.4%. Growth in this market is driven by the growing number of regulatory approvals for cell culture-based vaccines, increasing demand for monoclonal antibodies (mAbs), funding for cell-based research, growing preference for single-use technologies, and the launch of advanced cell culture products.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020 and the Company believes that it will see an increase in the sale of consumables and licensing fees from CRYOVIVA in fiscal 2020. The scheduled launch of CRYOVIVA’s marketing plan has been delayed because of the recent COVID 19 response and lockdown in Thailand and the US, based upon recent communication with the management team of CRYOVIVA, the Company believes that the Marketing program will commence in the second quarter of 2020 ending June 30, 2020.

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

Health Information Technology Company, LTD – Hong Kong and Shenzhen, China

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service in Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kit as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen cord blood collection facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014, the Agreement automatically renewed on September 24, 2019.

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

Results of Operations- Three Months

The Company’s revenue for the quarter ended March 31, 2020 increased to $161,340 versus $44,320 in the same period of Fiscal 2019, an increase of 264%. Licensing Revenue increased to $135,000 compared to $10,810 in Fiscal 2019, an increase of 1,149%.

Operating expenses increased to $501,943 for the quarter ended March 31, 2020, from $346,963 for the same period in Fiscal 2019 an increase of 44.7%. The main cause for the increase was the allowance for doubtful accounts creating a large bad debt expense.

Interest expense for the quarter ending March 31, 2020 increased to $42,034 as compared to $28,751 for the same period last year. The interest expense for the quarter ended March 31, 2020 and March 31, 2019 includes an additional $20,691 and $12,500 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the second quarter of Fiscal 2020 was $147,227 compared to a net loss of $352,103 for the second quarter of Fiscal 2019, a decrease of 58.18%. The loss for the second quarter of Fiscal 2020 includes a reduction of $132,019 of derivative liability associated with an outstanding convertible note. Then net loss for the six month period ended March 31, 2020 was$419,087 versus$646, 533 for the same period of 2019, a decrease of 39.17% attributable mainly to the reduction of derivative liability in the second quarter. See Note 7 Debt: to the financial statements.

Material variances for the six month period ended March 31, 2020 are attributable to the same circumstances as the three month period ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, the Company had a cash balance of $11,217, a decrease of $12,583 since September 30, 2019. We used $324,277 of our cash for operations and $7,930 for investing activities. The main sources of cash provided by financing activities included new equity and note issuances of $343,000.

Accounts Receivable decreased to $253,295 at March 31, 2020 from $330,154 at September 30, 2019 mainly due to an increase in receivables from Baoxin for licensing fees along with a $325,000 increase in the allowance for doubtful accounts. Due to the current economic and health conditions in China, including increased tariffs and the Corona virus, the Company is closely monitoring the impact of these circumstances.

Convertible debt increased to $626,170 an increase of $125,382 since September 30, 2019. This increase was due to the issuance of a new convertible note of $168,000 less the effects of amortizing the beneficial conversion feature of these notes. See Note 7: Debt to the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2020.

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

In order to move our Company through its next critical growth phase of development and commercialization and to ensure we are in position to support our research collaborations and market penetration strategies, Management continues to seek new investment into the Company from existing and new investors with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from both the retail and institutional investing communities, while limiting dilution to our current shareholders. On January 14, 2019 the Company terminated its agreement with Gramatan, LLC and recorded a payable of $166,667 in accounts payable. Fees due per the terms of the agreement are included in general and administrative expense in 2019. This expense was written off in the period ended March 31, 2020 and the resulting gain was recognized in other income in the financial statements. Management also focuses its efforts on increasing sales and licensing revenue and reducing expenses.

Effects of COVID 19

The main effects of the COVID 19 pandemic on the Company’s US domestic physician network and with its international partners. China and Thailand have been in lockdown during the quarter and have only recently begun re-opening in early May. This has hindered our attempts to resolve our outstanding receivable from Baoxin. Considering this, we have elected to increase our provision for doubtful accounts by $325,000 with regard to their outstanding balance. Cryoviva in Thailand was in the midst of implementing a new marketing program in January 2020 which has been delayed. Based upon our discussions in early May with Cryoviva we expect them to restart the marketing campaign in the near future.

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. See Note 11: Leases in the financial statements.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. See Note 11: Leases in the financial Statements.

The Company leases a laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expired on March 31, 2020 and the Company can exercise a renewal option for an additional 6 months, the Company has exercised its renewal option to extend the lease to September 30, 2020. The rent is $2,389 per month. Total rent paid for the laboratory facility for the three months ended March 31, 2020 was $7,167.

Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2020. See also Legal Proceedings below.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At March 31, 2020, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $204,354. The advances are due on demand, are unsecured, and carry no interest rate and the advances are not expected to be collected within the next year.

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

As the Right of use asset and the corresponding Lease Liability obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit. Prior periods’ results continue to be presented under ASC 840 based on the accounting standard originally in effect for such period.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This new ASU applies to companies that have collaborative arrangements, or agreements that involve two parties that actively participate in a joint operating activity. We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808). ASU 2018-18 is effective for public companies for years beginning after December 15, 2019. The Company plans to implement ASU 2018-18 in Fiscal 2021 and begin reporting revenue for the Baoxin Contract according to ASU 2018-18 in that Fiscal Year

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 and concluded that the disclosure controls and procedures were effective as a whole.

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

AMERICAN CRYOSTEM CORPORATION

May 20, 2020	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 20, 2020	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
37