Form 10-Q
period 2020-06-30
AMERICAN CRYOSTEM Corp
filed 2020-08-19
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of August 17, 2020, the issuer’s $0.001 par value Common Stock totaled 54,098,310 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial StatementS

American CryoStem Corporation

Consolidated Balance Sheets

As of June 30, 2020 and September 30, 2019

	30-Jun-20	30-Sep-19
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$28,575	$23,800
Accounts Receivable - net of allowance for bad debt	375,930	330,154
Inventory	39,694	25,855
Total Current Assets	444,199	379,809

Other Assets:
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	363,577	362,490
Fixed Assets - net of accumulated depreciation	128,208	238,078
Finance Lease - Right-of-Use-Asset	90,413	—
Operating Lease Right-of-Use-Asset	25,552	—

Total Assets	$1,365,489	$1,293,917

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$198,424	$321,738
Legal & Accounting Payable	117,595	97,235
Consultants Payable	32,619	189,227
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	550,361	398,500
PPP Loan - Current Portion	10,403	—
Finance Lease Liability	36,115	35,673
Operating Lease Liability	25,552	—
Deferred Revenues	—	23,333
Total Current Liabilities	1,197,569	1,292,206

Long Term Liabilities:
Convertible Notes Payable - Net of Debt Discount	—	102,288
PPP Loan	13,004	—
Finance Lease Liability - Net of Current Portion	—	26,722
Operating Lease Liability - Net of Current Portion	—	—
Accrued Executive Salaries	1,080,186	900,186
Payable to Related Parties	204,180	210,520
Total Liabilities	2,494,939	2,531,922

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and September 30, 2019	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 54,080,295 shares issued and outstanding at June 30, 2020 and 49,387,918 issued and outstanding at September 30, 2019	54,081	49,389
Additional Paid in Capital	14,684,907	13,931,500
Accumulated Deficit	(15,868,438)	(15,218,894)
Total Shareholders’ Deficit	(1,129,450)	(1,238,005)

Total Liabilities & Shareholders’ Deficit	$1,365,489	$1,293,917

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Nine Months and the Three Ended June 30, 2020 and 2019

Unaudited

	9 Months	9 Months	3 Months	3 Months
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19
Revenues
Tissue Processing & Storage	$11,900	$21,779	$—	$6,095
Product Sales	22,670	22,603	6,770	—
Licensing Fees & Royalties	398,333	128,091	131,666	6,667
Total Revenues	432,903	172,473	138,436	12,762
Less Cost of Revenues	(21,216)	(28,124)	(4,506)	(2,451)

Gross Margin	411,687	144,349	133,930	10,311

Operating Expenses
Laboratory Expense	78,702	325,809	14,904	83,524
Sales & Marketing	24,314	21,135	1,553	8,873
Professional Fees	81,230	81,943	9,010	42,860
Stock Compensation Expense	—	115,363	—	55,121
Bad Debt Expense	326,800	10,748	—	5,114
General & Administrative	342,630	483,195	108,384	123,950
Total Operating Expenses	853,676	1,038,193	133,851	319,442

Net Gain (Loss) from Operations	(441,989)	(893,844)	79	(309,131)

Other Income (Expenses):
Interest Income	27	1	5	—
EIDL Grant	4,000	—	4,000	—
Gain on Value of Derivative	7,968	—	(125,924)	—
Gain on write off of liability	174,167	—	7,500	—
Loss on Debt Settlement	(2,504)
Exchange Rate	386	—	386	—
Foreign Taxes	(19,192)	(4,117)	(5,384)	—
Loss on Loan Issuance	(92,951)	—	—	—
Amortization of Debt Discount	(168,000)	—	(84,000)	—
Interest Expense	(61,858)	(49,609)	(18,928)	(16,905)
Interest Expense (beneficial conversion feature-debenture)	(49,573)	(42,961)	(8,191)	(17,961)
Penalties	(25)	(439)	—	(439)

Net Gain (Loss) before Provision for Income Taxes	(649,544)	(990,969)	(230,457)	(344,436)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(649,544)	$(990,969)	$(230,457)	$(344,436)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.013)	$(0.020)	$(0.004)	$(0.007)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	50,578,058	48,770,864	51,967,950	49,281,262

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2020 and 2019

Unaudited

	30-Jun-20	30-Jun-19
Operating Activities:
Net loss	$(649,544)	$(990,969)
Adjustments to reconcile net loss items not requiring the use of cash:
Derivative change in fair value	(7,968)	—
Loss on Loan Issuance	92,951	—
Amortization of Debt Discount	168,000	—
Bad Debt Expense	326,800	10,748
Stock Compensation	1,750	115,363
Interest Expense- Beneficial Conversion Feature	49,573	42,961
Interest Expense - Stock Issued	60,366
Depreciation & Amortization Expense	27,578	22,946

Changes in operating assets and liabilities
Accounts receivable	(372,576)	5,585
Other Receivable - Related Parties	—	949
Prepaid expense	—	48,931
Inventory	(13,839)	6,660
Accounts Payable and Accrued Expenses	(259,562)	119,466
Executive Compensation	180,000	180,000
Deferred Revenue	(23,333)	(26,667)
Net cash used by operations	(419,804)	(464,027)

Investing activities:
Purchase of equipment & furniture	(3,882)	(25,678)
Patents development	(5,326)	(18,932)
Net cash used by investing activities	(9,208)	(44,610)

Financing activities:
Issuance of common shares	275,000	270,000
Issuance of convertible note	168,000	150,000
PPP Loan	23,407	—
Paid down Finance Lease	(26,280)	(22,829)
Payable to related party	(6,340)	96,921
Net cash provided by financing activities	433,787	494,092

Net change in cash	4,775	(14,545)

Cash balance at beginning of the period	23,800	68,320

Cash balance at end of the period	$28,575	$53,775

Supplemental disclosures of cash flow information:
Interest paid during the period	$5,397	$8,847
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Changes in Shareholders’ Deficit

For the Nine Months Ended June 30, 2020 and 2019

Unaudited

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit

Balance at September 30, 2018	48,196,210	$48,197	$13,388,034	$(14,136,677)	$(700,446)

Issuance of common shares	900,000	900	269,100		270,000
Shares issued to pay bill	100,000	100	27,400		27,500
Shares issued to pay interest due	91,705	92	50,299		50,391
Shares issue for services provided	50,000	50	24,950		25,000
Stock Compensation Expense			90,363		90,363
Issued Convertible Note - Beneficial Conversion Feature			61,364		61,364
Net loss				(990,969)	(990,969)

Balance at June 30, 2019	49,337,915	$49,339	$13,911,510	$(15,127,646)	$(1,166,797)

Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

Issuance of common shares	1,541,667	1,542	273,458		275,000
Conversion of Note Payable	2,965,659	2,965	430,235		433,200
Shares issued to pay interest due	185,050	185	49,714		49,899
Net loss				(649,544)	(649,544)

Balance at June 30, 2020	54,080,294	$54,081	$14,684,907	$(15,868,438)	$(1,129,450)

Balance at March 31, 2019	49,237,377	$49,238	$13,772,791	$14,783,210	$28,605,239

Shares issued to pay interest due	50,541	50	22,285		22,335
Shares issue for services provided	50,000	50	24,950		25,000
Stock Compensation Expense			30,121		30,121
Issued Convertible Note - Beneficial Conversion Feature			61,364		61,364
Net loss				(344,436)	(344,436)

Balance at June 30, 2019	49,337,918	$49,338	$13,911,511	$14,438,774	$28,399,623

Balance at March 31, 2020	50,262,918	$50,264	$14,105,625	$(15,637,981)	$(1,482,092)

Issuance of common shares	666,667	667	99,333		100,000
Conversion of Note Payable	2,965,659	2,965	430,235		433,200
Shares issued to pay interest due	185,050	185	49,714		49,899
Net loss				(230,457)	(230,457)

Balance at June 30, 2020	54,080,294	$54,081	$14,684,907	$(15,868,438)	$(1,129,450)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2020

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

The Consolidated Financial Statement Disclosures for the quarter ended June 30, 2020 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10K for the year ended September 30, 2019.

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

June 30, 2020

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

Advertising – Advertising Cost are reported as they are incurred. Advertising Costs were $0 for the nine months ended and the three months ended June 30, 2020; $798 for the nine months ended June 30, 2019 and $200 for the three months ended June 30, 2019, which is included in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $337,665 at June 30, 2020 and $10,865 at September 30, 2019. See Note 12 for further explanation.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $39,694 at June 30, 2020 and $25,855 at September 30, 2019.

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

June 30, 2020

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2020 and September 30, 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2019 are subject to IRS and State of New Jersey audit.

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

June 30, 2020

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

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin, Cell Source, CryoViva, Pepro-Tech and Personal Cell Sciences; and 4. Products sales revenues from Baoxin and CryoViva. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the Nine Months and Three Months ended June 30, 2020 and 2019.

	9 months 6-30-2020	9 months 6-30-2019	3 months 6-30-2020	3 months 6-30-2019
Licensing & Other Fees
Baoxin	$375,000	$100,000	$125,000	$—
Cell Source	23,333	26,667	6,667	6,667
Personal Cell Sciences	—	1,424	—	—
Total Licensing & Other Fees	$398,333	$128,090	$131,667	$6,667
Product Sales
Baoxin	$11,680	$2,920	$5,840	$—
CryoViva	10,060	19,683	—	—
Science Diagnostic Materials	930	—	930	—
Total Product Sales	$22,670	$22,603	$6,700	$—

Tissue Processing and Storage was not included in the table since this revenue was provided by customers who were individuals rather than corporate partners.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2020

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

The Company had 8,761,500 and 12,156,500 shares of Common Stock issuable upon exercise of all outstanding stock options for the nine months ended June 30, 2020 and 2019, respectively; and 2,484,784 and 2,134,784 shares issuable on the conversion of outstanding Convertible Notes for the nine months and three months ended June 30, 2020 and 2019, respectively.

Net Loss per share for the following quarters is computed below:

	9 Months	9 Months	3 Months	3 Months
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19
Net Income (Loss)	$(649,544)	$(990,969)	$(230,457)	$(344,436)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.013)	$(0.020)	$(0.004)	$(0.007)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	50,578,058	48,770,864	51,967,950	49,281,262
11

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2020

Unaudited

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	June 30, 2020	September 30, 2019
Laboratory Equipment	$257,904	$386,579
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(274,154)	(289,078)
Net Property and Equipment	$128,208	$238,078

Depreciation expense for the nine months ended June 30, 2020 and 2019 were $9,552 and $20,130, respectively and for the three months ended June 30, 2020 and 2019 were $4,886 and $6,680, respectively.

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Accumulated Amortization as of June 30, 2020 and September 30, 2019 was $26,631 and $22,392, respectively. Amortization Expense for the nine months ended June 30, 2020 and 2019 were $4,239 and $2,816, respectively and for the three months ended June 30, 2020 and 2019 were $1,407 and $939, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $294,208 as of June 30, 2020 and $288,882 as of September 30, 2019. Amortizable Patent Costs were $96,000 at June 30, 2020 and $96,000 at September 30, 2019.

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

June 30, 2020

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of June 30, 2020:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 40 cents	$100,000	Fiscal 2020	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Fiscal 2021	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Fiscal 2020	1.00%
Finance Lease Liability	$36,115	Fiscal 2021	14.00%

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

On April 6, 2018, the Company issued a debenture and received proceeds of $100,000. The debenture matured in March 2020 and has an exercise price of $.40 with interest at 8%. The entire Carrying Value of $100,000 is due in March 2020.

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Nine and Three Months Ended June 30, 2020 were $25,000 and 0, respectively and for the Nine and Three Months Ended June 30, 2019 were $37,500 and $12,500, respectively. The note is discounted due to the Beneficial Conversion Feature in the amount $25,000 as of September 30, 2019.

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures mature in 2021 and have an exercise price of $.33 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2021.

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Nine and Three Months ended June 30, 2020 was $49,573 and $8,191, respectively. The note is discounted due to the Conversion Feature in the amount of $23,139 as of June 30, 2020 and $47,712 as of September 30, 2019.

On October 3, 2019, the Company issued a debenture and received proceeds of $168,000, with interest at 10%. The Note was convertible at the rate of $0.48 per share for the initial 180 days; and thereafter at a 30% discount to the average of the three lowest trading prices during the 10 trading days prior to the date of conversion. The entire Carrying Value of $168,000 was due in Fiscal 2020.

We recorded a debt discount of $168,000 and a Derivative liability of $260,951 at inception.

The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and at the dates of conversion of the note to common stock. The entire note along with interest and fees was converted to common stock during the quarter and the derivative liability was reduced to 0 (zero).

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2020

Unaudited

NOTE 7. Debt (continued)

On April 29, 2020, the Company was granted a loan from PNC Bank in the amount of $23,407, pursuant to the Paycheck Protection Program (“PPP”), under the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated April 29, 2020 matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing in November 2020. Funds from the Loan are to be used for payroll costs, costs to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Note 8. Common Stock Issuances

During the nine months ended June 30, 2019, the Company issued 900,000 shares and received proceeds of $375,000.

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

During the nine months ended June 30, 2019, the Company issued 50,000 shares for services. The amount of the the services was valued at $25,000. The share price was 0.50 per share.

During the nine months ended June 30, 2020, the Company issued 1,541,667 shares and received proceeds of $275,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2020, the Company issued 2,965,659 shares for the conversion of a note along with interest and fees totaling $180,217. The share price was determined based upon the original note agreement.

During the nine months ended June 30, 2020, the Company issued 185,050 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $49,899. The share prices were determined by the aggregate market price for the week in which the shares were issued.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options. The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability. The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise. Using the Black-Sholes valuation method the company issued options and recorded compensation of $90,363 for the nine months ended June 30, 2019 and $30,121 for the three months ended June 30, 2019. The company did not issue any options and there was no stock based compensation for the nine months ended June 30, 2020.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2020

Unaudited

NOTE 9. Option Issuances (continued)

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31
Granted	—
Exercised	—
Expired	(150,000)
Forfeited	—
Outstanding at June 30, 2019	12,156,500	$0.05 - $0.40	$0.26	2.10
Exercisable at June 30, 2019	11,481,500
Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	$0.26	1.85
Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding and exercisable at June 30, 2020	8,761,500	$0.05 - $0.40	$0.26	1.80

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2020

Unaudited

NOTE 11. Leases (continued)

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of June 30, 2020:

	Classification on Balance Sheet	June 30, 2020
Assets
Finance Lease Asset	Finance lease right of use asset	$90,412
Total Finance lease assets		$90,412
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$36,115
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	—
Total operating lease liability		$36,115

Lease obligations at June 30, 2020:

2020	$10,559
2021	28,157
Total Payments	38,716
Amount representing interest	(2,601)
Finance lease obligation, net	36,115
Finance lease obligation, current portion	(36,115)
Finance lease obligation, long-term portion	$—

The lease expense for the nine months and three months ended June 30, 2020 was $31,676 and $10,559, which consisted of amortization expenses of $26,280 and $9,069 along with interest expenses of $5,397 and $1,490. At June 30, 2020, the remaining lease term was 0.92 years (11 months) and the discount rate was 14.17%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of June 30, 2020:

	Classification on Balance Sheet	June 30, 2020
Assets
Operating Lease Asset	Operating lease right of use asset	$25,552
Total Operating lease assets		$25,552
Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$25,552
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	—
Total operating lease liability		$25,552

Lease obligations at June 30, 2020:

2020	$7,950
2021	18,550
Total Payments	26,500
Amount representing interest	(948)
Operating lease obligation, net	25,552
Operating lease obligation, current portion	(25,552)
Operating lease obligation, long-term portion	$—
16

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2020

Unaudited

NOTE 11. Leases (continued)

The lease expense for the nine months and three months ended June 30, 2020 was $23,850 and $7,950, respectively which consisted of amortization expense of $21,905 and 7,340, respectively and interest expense of $1,945 and $609, respectively. The cash paid under the operating lease during the nine months ended June 30, 2020 was $23,850. At June 30, 2020, the remaining lease term was 0.83 years (10 months) and the discount rate was 8%.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC for $2,389 per month. The lease expires on September 30, 2020 and the Company can exercise a renewal option for an additional 6 months. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the nine months and three months ended June 30, 2020 was $21,501 and $7,167, respectively.

NOTE 12. Concentration of Credit

The Company received 89% of its revenues for the nine ended June 30, 2020 from one client, Baoxin and 60% of its revenues for the nine ended June 30, 2019 from the same client. The Company also had accounts receivable from Baoxin of $700,000 at June 30, 2020 and $200,000 at June 30, 2019. For the Baoxin receivable, the Company had recorded an allowance for doubtful accounts of $325,000 during the quarter ended March 31, 2020. Since the Covid-19 pandemic, the Company has limited communications with Baoxin, which has created the uncertainty of collection of this receivable. See Note 15.

NOTE 13. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publically traded corporation and the investment is carried at cost at June 30, 2020 and September 30, 2019. The Company annually reviews its investments for impairment. After reviewing recent investment transactions of Baoxin, the Company has determined that no impairment of its investment is necessary for the nine months ended June 30, 2020.

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

NOTE 14. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers/directors in the amount of $204,180 as of June 30, 2020 and $210,520 and as of September 30, 2019. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in the next twelve months. The Company has accrued salaries for Mr. Arnone and Mr. Dudzinski. Management does not foresee paying the accrued amounts until the Company has adequate funds to do so.

NOTE 15. Effects of COVID 19

The main effects of the COVID 19 pandemic were on the Company’s US domestic physician network and with its international partners.

China and Thailand have been in lockdown during the quarter and have only begun re-opening in early May. This has hindered our attempts to resolve our outstanding receivable from Baoxin. Considering this, we had elected to increase our provision for doubtful accounts by $325,000 during the previous quarter ended March 31, 2020 with regard to their outstanding balance. . Since the Covid-19 pandemic, the Company has limited communications with Baoxin, which has created the uncertainty of collection of this receivable.

Cryoviva in Thailand was in the midst of implementing a new marketing program in January 2020 which has been delayed. Based upon our discussions in early May with Cryoviva, we had anticipated them to restart the marketing campaign in the near future. Since the lockdown had been extended they have not started the new marketing campaign. We are watching this development closely and hope to help them initiate this campaign in the near future.

NOTE 16. Subsequent Events

The Company has made a review of material subsequent events from June 30, 2020 through the date of issuance of this report and has found that there are no significant subsequent events.

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

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe by standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of preclinical and clinical data to help accelerate the transition from lab research to product development and market launch. To this end, we have licensed affiliates operating on our cellular collection-processing and storage platform in Thailand, Hong Kong, and China. Significant to our efforts to advance our technology and business methods, the Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for our ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was accepted for review by the FDA on October 22, 2019. In advance of the filing the Company built and validated a new cGMP clean room processing and manufacturing area at our facility in Monmouth Junction NJ, implemented and validated new Standard Operating Procedures and installed a new Quality Management System.

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

Additionally, the Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample, and for future product creation by culturing additional samples in the ACSelerate™ cell culture and differentiation media. Cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. ATCELL™ has shown that it is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ line of culture and differentiation mediums. The ATCELL™ processing, products and services are incorporated into our granted patent “Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation” US 10,154,664 issued December 18, 2018, and “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018. The ACSelerate Medium products are incorporated into our granted patents “Cell Culture Media, Kits and Methods of Use”; US Patent No. 7,989,205 issued August 2, 2011 with additional claims granted in US Patent No. 9,487,755 granted November 8, 2016.

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

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM®(autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the individual and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long-term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company for its ATGRAFT™ and ATCELL™ products.

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

The Company believes it can take advantage of the significant growth of the global cellular therapy market through its international licensing and marketing efforts. A recently published study by Transparency Market Research predicts the global market for stem cells is expected to register a healthy CAGR of 13.8% during the period from 2017 to 2025 to become worth US$270.5 bn by 2025. (https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

The main effects of the COVID 19 pandemic were on the Company’s US domestic physician network and with its international partners. China and Thailand have been in lockdown during the quarter and have only begun re-opening in early May. Cryoviva in Thailand was in the midst of implementing a new marketing program in January 2020 which has been delayed. Based upon our discussions in early May with Cryoviva, we had anticipated them to restart the marketing campaign in the near future. Since the lockdown had been extended they have not started the new marketing campaign. We are watching these developments closely and are prepared to assist them with their marketing program in the near future.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has delayed their scheduled launch of its marketing campaign due to the effects of the Corona Virus in Thailand.

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

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX™ brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and international licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. The Company is in ongoing discussion with PeproTech related to increasing the visibility and sales of the medium and the optimization of additional medium products focused on the differentiation of adult stem cells that are synergistic to the cell culture medium. In connection with these discussions, the Company has completed an amendment to its original agreement for the expansion its collaborative efforts to finalize development of its differentiation mediums and support additional product development. The proposed amendment calls for the use of the Company’s facility by PeproTech employees for the development efforts which require the use of the Company’s cell processing facility and research samples of ATCELL throughout the testing and development. This project was scheduled for initiation in February of 2020 but has been delayed by the recent COVID 1 pandemic. The Company and PeproTech completed the amendment on August 1, 2020 and expect initial work under the amendment to begin in the near future.

Cells on Ice:

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the processing and storage of each sample generated by COI network physicians. COI planned to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company incorporated its existing Standard Operating Procedures (SOPs), processing protocols and patented products into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. This initial work will become the basis for Investigational New Drug and Investigational Device Exemption filings with the FDA. In January 2018 the Company ceased shipping all ATCELL products in response to a warning letter issued to the Company by the FDA. On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company ceased shipment of its ATCELL™ product within the United States and entered into discussions with the FDA concerning the filing of an IND. Since the Company’s initial response to the Warning letter it has spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically the Company designed and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019. Additionally, the Company has implemented, qualified and validated as appropriate its completely redesigned its manufacturing SOPs and Quality Management program and new clean manufacturing space in its facility in Monmouth Junction, N.J, The Company has completed its final responses to FDA regarding the Warning Letter which was delivered to FDA OTAT in January 2020. The FDA has acknowledged the receipt of our response and has indicated that upon resumption of the production of ATCELL for our clinical study that an audit of our new manufacturing facility and processes will be performed.

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

Trademarks

In addition to patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem®, CELLECT® and ATGRAFT™. We utilize additional trademarks for our products, slogans and themes to be used in our marketing initiatives, including, for example, ACSelerate – MAX SFM™, ACSelerate-SFM™, ACSelerate- LSM™ and ATCELL™.

The Company has also secured a number of online domain names relevant to its business, including www.americancryostem.com, www.acslaboratories.com and ATGRAFT.com.

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, and research/commercial uses of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs are closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to continue to employ advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

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

Market Size and Opportunities

By leveraging and capitalizing on our proprietary Adipose Tissue Processing Platform, we are working to address multiple high growths, multi-billion dollar market opportunities, including those prevailing within the Regenerative Medicine, Cosmeceuticals, Medical Tourism and Cell Culture Media markets. The Company regularly reviews independent market research to gauge the market dynamics of its intended domestic and international markets and to identify additional areas within these markets where the Company’s cell culture medium, laboratory products, and tissue and cellular processing services, can be marketed, sold and/or licensed.

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

Regenerative Medicine Market

The Global Translational Regenerative Medicine market is expected to grow significantly over the forecast period. The Global Translational Regenerative Medicine market was valued at $5.8bn in 2016. Vision gain forecasts this market to increase to $14.5bn in 2021. The market is estimated to grow at a CAGR of 19.9% in the first half of the forecast period and 17.7% from 2016 to 2027.

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

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of these financial statements. Management’s plan with regard to this matter is to continue to fund its operations through fundraising activities in fiscal 2020 to fund future operations and business expansion.

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

Results of Operations- Nine Months

The Company’s revenue for the nine month period ended June 30, 2020 increased to $432,903 in Fiscal 2020 versus $172,473 in the same period of Fiscal 2019, an increase of 151%. Contributing to the total revenue increase for the nine month period for Fiscal 2020, Licensing Revenue increased to $398,333 compared to $128,091 in Fiscal 2019, an increase of 211%; Tissue Storage and Processing for the nine month period decreased to $11,900 in Fiscal 2020 from $21,779 in Fiscal 2019, a decrease of 45.36%. Operating expenses decreased to $854,676 for the nine month period ended June 30, 2020, from $922,830 (exclusive of stock compensation expense valued at $115,363) a decrease of 7.39% from the same period for Fiscal 2019. The decrease in operating expenses was attributable to a decrease in Laboratory Expense, since efforts at the Laboratory have been scaled down and the workforce has been downsized and General and Administrative, also stemming from the scaling down of the organization.

Interest expense (exclusive of the Beneficial Conversion Feature) for the nine month period ending June 30, 2020 increased to $61,858 as compared to $49,609 for the same period last year. This is a 24.69% increase. The increase was attributed to additional issuances of debentures in Fiscal 2020.

Net loss for the first nine months of Fiscal 2020 was $649,544 compared to $990,969 from last year, a 34.45% decrease. Most of the loss in Fiscal 2020 can be attributed to the effects of the discontinuation of the shipment of our ATCELL™ product, and the continuing work performed to support of the pending IND filing. Net loss per share for the nine months ended June 30, 2020 was $0.008, compared to $0.020 for the same period in 2019.

Results of Operations- Three Months

The Company’s revenue for the quarter ended June 30, 2020 increased to $138,436 versus $12,762 in the same period of Fiscal 2019. Licensing Revenue increased to $131,666 compared to $6,667 in Fiscal 2019.

Operating expenses decreased to 133,851 for the quarter ended June 30, 2020, from $319,442 for the same period in Fiscal 2019. The main cause for the decrease was the reduction of operations as an effect of COVID 19.

Interest expense for the quarter ending June 30, 2020 increased to $18,928 as compared to $16,905 for the same period last year. The interest expense for the quarter ended June 30, 2020 and June 30, 2019 includes an additional $8,191 and $17,961 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the third quarter of Fiscal 2020 was $230,457 compared to a net loss of $344,436 for the third quarter of Fiscal 2019. The loss for the third quarter of Fiscal 2020 includes a reduction of $125,924 of the derivative liability associated with an outstanding convertible note. See Note 7. Debt reported in the financial statements.

Liquidity and Capital Resources

As of June 30, 2020, the Company had a cash balance of $28,575, a decrease of $4,775 since September 30, 2019. We used $419,804 of our cash for operations and $9,208 for investing activities. The main sources of cash provided by financing activities included new equity and note issuances along with funds from the PPP Loan totaling $433,787.

Accounts Receivable increased to $375,930 at June 30, 2020 from $330,154 at September 30, 2019 mainly due to an increase in receivables from Baoxin for licensing fees along with a $325,000 increase in the allowance for doubtful accounts. Due to the current economic and health conditions in China, including increased tariffs and the Coronavirus, the Company is closely monitoring the impact of these circumstances.

Convertible debt increased to $550,361 an increase of $49,573 since September 30, 2019. This increase was due to the issuance of new notes and the effects of amortizing the beneficial conversion feature of these notes. See Note 7. Debt reported in the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended June 30, 2020.

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

Effects of COVID 19

The main effects of the COVID 19 pandemic were with the Company’s US domestic physician network and its international partners. China and Thailand have been in lockdown during the quarter and have only recently begun re-opening in early May. This has hindered our attempts to resolve our outstanding receivable from Baoxin. Considering this, we have elected to increase our provision for doubtful accounts by $325,000 in the second quarter of Fiscal 2020 with regard to their outstanding balance. Cryoviva in Thailand was in the midst of implementing a new marketing program in January 2020 which has been delayed because of the extension of the lockdown due to COVID 19 in Thailand. We are continuing to monitor these developments closely and hope to help them initiate this campaign in the near future.

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

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. See Note 11. Leases in the Financial Statements.

The Company leases a laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expired on March 31, 2020 and the Company has exercised its renewal option to extend the lease to September 30, 2020. The rent is $2,389 per month. Total rent paid for the laboratory facility for the three months ended June 30, 2020 was $7,167.

Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2020. See also Legal Proceedings below.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

At June 30, 2020, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $204,180. The advances are due on demand, are unsecured, and carry no interest rate and the advances are not expected to be collected within the next year.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020 and concluded that the disclosure controls and procedures were effective as a whole.

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

During the nine months ended June 30, 2019, the Company issued 900,000 shares and received proceeds of $375,000.

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

During the nine months ended June 30, 2019, the Company issued 50,000 shares for services. The amount of the the services was valued at $25,000. The share price was 0.50 per share.

During the nine months ended June 30, 2020, the Company issued 1,541,667 shares and received proceeds of $275,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2020, the Company issued 2,965,659 shares for the conversion of a note along with interest and fees totaling $180,217. The share price was determined based upon the original note agreement.

During the nine months ended June 30, 2020, the Company issued 185,050 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $49,899. The share prices were determined by the aggregate market price for the week in which the shares were issued.

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
38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CRYOSTEM CORPORATION

August 19, 2020	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 19, 2020	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
39