Form 10-K
period 2020-09-30
AMERICAN CRYOSTEM Corp
filed 2021-01-08
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	September 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,878,525.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 31, 2020, the registrant had 59,570,666 shares of its common stock, par value $0.001, outstanding.

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

Our Business

About American CryoStem Corporation

American CryoStem Corporation; (CRYO) founded in 2008, has evolved to become a biotechnology pioneer, standardizing adipose tissue derived technologies (Adult Stem Cells) for the fields of Regenerative and Personalized Medicine. The Company operates a state-of-art, FDA-registered laboratory in Monmouth Junction, New Jersey and licensed laboratories in Hong Kong, China and Thailand which operate on our proprietary platform, dedicated to the collection, processing, bio-banking of adipose tissue (fat) and culturing and differentiation of adipose derived stem cells (ADSCs) for current or future use in regenerative medicine. CRYO maintains a strategic portfolio of intellectual property (IP) that surrounds our technology which supports a growing pipeline of stem cell applications and biologic products. We are leveraging our platform and a developed product portfolio to create a domestic and global footprint of licensed laboratory affiliates, physicians networks, patients and research organizations who purchase tissue collection, processing and storage consumables from our Company. Our laboratory stem cell products foundation are characterized adult human Mesenchymal Stem Cell (MSC’s) derived from adipose tissue that work in conjunction with our patented (non-animal) medium lines. The Company’s R&D efforts are focused on university and private collaborations to discover, develop and commercialize ADSC and laboratory products combined with synergistic technologies to create regenerative medicine applications and new intellectual property.

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

Significant to our efforts to advance our technology and business methods, the Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for our ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was approved by the FDA on September 17, 2020. In advance of the filing the Company built and validated a new cGMP clean room processing and manufacturing area at our facility in Monmouth Junction, New Jersey, implemented and validated new Standard Operating Procedures and installed a new Quality Management System.

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

ATGRAFT™ Adipose Tissue Storage Service –An adipose tissue (fat) collection, processing and storage solution allowing physicians to provide their patients with multiple tissue products and cell storage options. The ATGRAFT™ service, through one liposuction procedure allows individuals to prepare for multiple future cosmetic or regenerative procedures by using their own stored adipose tissue as natural biocompatible filler, or the components for multiple cellular therapy application without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our standards so that any stored fat tissue sample may be retrieved in the future and re-processed to create stem cells, “ATCELL”™, for use in Regenerative Medicine applications. The ATGRAFT™ service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

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

ATCELL™ Adipose Derived Stem Cells (ADSCs) –Processed and characterized adipose derived regenerative cells (ADRCs) created using the Company’s proprietary Standard Operating Procedures (SOPs) and ACSelerate™ patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADRCs and differentiated cell products and processing methodology. The Company maintains for research purposes multiple master and differentiated cell lines and labels them according to their characterization, i.e. ATCELL™ (adipose derived stem cells), ATCELL-SVF™ (stromal vascular fraction), ATCELL – CH™ (differentiated chondrocytes), etc. Cell lines may be custom created for patients desiring to store their cells for their own future use in Regenerative Medicine procedures. The Company charges its customers a fee to reprocess previously stored ATGRAFT™ (pure fat) samples and for newly collected client tissue samples to be processed into cellular samples. Customer samples are processed utilizing the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs and quality control standards.

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

The Company received approval of its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, on September 17, 2020.

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

The Company has created several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ -xeno serum free cell culture media,
•	ACSelerate-SFM™ - animal serum free cell culture media,
•	ACSelerate-LSM™ - low FBS (0.05%) cell culture media,
•	ACSelerate-CY™- for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™),
•	ACSelerate-OB™- for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™)
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™)
•	ACSelerate-MY™- for differentiation of ATCELL™ into myocytes (ATCELL-MY™)
•	ACSelerate-CP™- non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media
•	ACSelerate-TR™- sterile transportation medium designed to maintain the viability of the tissue during the shipment of adipose tissue to our processing facility.

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

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line– Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Every product is genetically unique to the patient and custom blended, deriving its key ingredients from the individual client’s own adipose derived stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures (SOP’s) that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company to promote ATGRAFT™ and ATCELL™ products.

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

International Licensing Program – The Company believes that, many jurisdictions outside the US currently permit cellular therapies and regenerative medicine applications. The Company has received numerous international inquiries concerning the sale or licensing of our SOPs, products and services in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative and Personalized Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong, China, and Thailand.

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

(https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

Japan

In June 2015, the Company entered into a licensing agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. CellSource began marketing the new services initially within its existing network of clinics throughout Japan and began purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement the Company received an upfront payment, additional minimum annual payments, and consumable product sales revenue. The non-exclusive agreement expired in June of 2020.

China

On July 12, 2018, the Company announced the national launch of CRYO’s ATGRAFT™ tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The Company’s management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFT™ platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. Additionally, Mr. Arnone and Mr. Dudzinski attended the signing of investment documents between Baoxin and Chinese government and Banking officials in Shenzhen, China as well as the official launch presentation and evening gala hosted by Baoxin in Shenzhen.

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

During Fiscal 2020 due to the effects and government regulations Baoxin suspended operations from February 2020 to October 2020. We have been informed by the Company Chairman and CEO that they and recently completed their new facility located in Shenzhen, China. CRYO management is working with Baoxin during this time to assist them in bringing their new facility online for processing tissue in 2021.

Hong Kong

On June 30, 2014, the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. The HIT license has been extended per the terms of Schedule B of the Term Sheet, dated June 30, 2014, for an additional 3 year period to June 30, 2023.

In 2017, as part of the Company’s transaction with Baoxin, HIT and the Company agreed to transfer certain product and distribution rights granted to HIT under its 2014 agreement to Baoxin. The Company was paid of fee of US$100,000 in the transaction and was provided with an initial ownership position in a planned Regenerative Treatment Center to be established by HIT in Hong Kong.

Thailand

On April 5, 2018, the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement to license its ATGRAFT™ and ATCELL adipose tissue (fat) processing and storage technologies with Cryoviva (Thailand) Ltd., a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection; processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020. Unfortunately, due to the global impact from COVID-19, CRYOVIVA suspended their tissue banking operation for most of fiscal 2020 (February to November). We are currently assisting them with the restart of their operations and initiation of their marketing program for calendar 2021.

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

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was approved by the FDA on September 17, 2020. The Company intends to invite additional developers of cellular therapies to initiate additional arms of the clinical study focused on the use of ATCELL for use in systemic inflammatory response relief for patient suffering from systemic diseases. A number of these additional study targets have been identified and ongoing discussions support the Company’s belief that additional investigations can be developed and rapidly added upon completion of the new study protocol and outcome assessment methodologies. The Company is currently developing additional studies for Duchenne Muscular Dystrophy with RACEMD, osteoarthritis and post COVID-19 complications with an expectation that these additional studies will be filed in fiscal 2021.

Collaboration / Partnering Opportunities / Acquisitions

PeproTech, Inc.

On April 4, 2016, the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and international licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. The Company is in ongoing discussion with PeproTech related to increasing the visibility and sales of the medium and the optimization of additional medium products focused on the differentiation of adult stem cells that are synergistic to the cell culture medium.

BioLife Customer and Physician Acquisition

In February 2015, the Company entered into a binding asset purchase agreement with BioLife Cell Bank Dallas, LLC and BioLife Cell Bank Management, LLC (collectively “BioLife”), to purchase all of BioLife’s current adipose tissue, stem cell storage clients samples, and physician network. The transaction was concluded in March of 2015. Transfer of the adipose tissue samples was completed on April 24, 2015. The Company initiated annual storage fee billing to the acquired storage clients in June of 2015. Management believes that, with the acquisition of BioLife, the Company became one of the largest commercial adipose storage facilities in the United States. Additionally the Company acquired the physician customer list of approximately 60 cosmetic and plastic surgeons, and began marketing its services to all physician users of the BioLife services.

Cells on Ice:

In August 2015, the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples to study future use in Regenerative Medicine. COI is a physician network interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company has agreed to distribute its Cellect collection boxes and provide its ATGRAFT™ and ATCELL™ processing services under the COI brand for collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI will pay the Company for the processing and storage of each sample generated by COI network physicians. COI plans to seek regulatory approval for use of the stored samples in studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company is incorporating its existing protocols into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. The company believes that COI has initiated several IRB approved studies. This initial work will become the basis for Investigational New Drug and Investigational Device Exemption filings with the FDA. In January 2018 the Company ceased shipping all ATCELL products in response to a warning letter issued to the Company by the FDA. (See Regulatory Information below).

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

Regulatory Information

On January 3, 2018, the Company received a warning letter from the U.S. FDA concerning its contract manufacturing services at its Monmouth Junction, New Jersey facility. The FDA informed the Company that the Agency has determined that its autologous adipose derived cell product, ATCELL™ is a drug under current FDA regulations and guidance. In response to the letter the Company ceased shipment of its ATCELL product within the United States and is currently in discussions with the FDA concerning the filing of an Investigational New Drug (IND). Since the Company’s initial response to the Warning letter it has spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically the Company designed and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019. Additionally, the Company has implemented, qualified and validated as appropriate its completely redesigned its manufacturing SOPs and Quality Management program and new clean manufacturing space in its facility in Monmouth Junction, New Jersey. The Company filed its final responses to FDA regarding the Warning Letter which we expect to file in early January of 2020. Based upon the Company’s IND approval, the final dispensation of the Warning Letter has been placed on hold by the FDA Office of Regulatory Affairs (ORA) pending completion of the study and the filing by the Company of the formal Biologics License Application.

In its ongoing efforts to address the concerns contained in the Warning Letter, the Company expanded its existing facilities and undertook a complete remediation of its laboratory operations in expectation of the (IND) filing with the FDA for the use of autologous adipose derived cells for the relief of inflammation associated with certain conditions resulting from trauma. The Company also leased additional space and, certified and validated a new Clean Room designed specifically for cellular expansion, medium filling and tissue processing. In addition, the Company retained consultants to assist its personnel in the review and re-validation of its operating procedures, equipment and processing methods as well as designing new procedures for upgraded and newly acquired laboratory operating and testing equipment. The Company has completed the IND application process and necessary documentation and received approval on September 17, 2020.

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

Quality Management

The Company’s quality management program attempts to ensure that during processing and testing of each adipose tissue, or cellular sample, the appropriate quality management tests and processing methodologies are performed and the data is collected, recorded and reviewed by the laboratory management team. In 2018, the Company hired a Quality Control consultant to assist the Company in updating its Quality Control Program, laboratory processes, Sops, data collection, and laboratory, product and materials validation programs. The new system was completed, qualified and validated in 2019 and has been implemented in the new clean processing facility the Company qualified in 2019.

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

Market Size and Opportunities

By leveraging and capitalizing on our proprietary Adipose Tissue Processing Platform, our Company is working to address multiple high growth, multi-billion dollar market opportunities prevailing within the Regenerative Medicine, Cosmeceuticals, Medical Tourism and Cell Culture Media markets. The Company regularly reviews independent market research to gauge the market size of its intended domestic and international markets and to identify additional areas within these markets where the Company’s cell culture medium, laboratory products, and tissue and cellular processing services can be marketed, sold and/or licensed.

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

Regenerative Medicine Market

The Global Translational Regenerative Medicine market is expected to grow significantly over the forecast period. The Global Translational Regenerative Medicine market was valued at $5.8 bn in 2016. Vision gain forecasts this market to increase to $14.5 bn in 2021. The market is estimated to grow at a CAGR of 19.9% in the first half of the forecast period and 17.7% from 2016 to 2027.

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

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, and research/commercial uses of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing program is closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to continue to employ both print advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

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

Development of Regional U.S. Markets

Cells on Ice - In August 2015 the Company entered into a contract manufacturing Agreement with Cells On Ice, LLC. (COI) located in Los Angeles, California to process and store adipose tissue and adipose derived cellular samples. COI is a network of physicians interested in the safety and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to supply its CELLECT™ collection boxes and provide its ATGRAFT™ and ATCELL™ services under the COI brand for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the collection, processing and storage of each sample generated by COI network physicians. The Company incorporated its existing protocols into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. In January 2018 the company ceased shipping its ATCELL™ product to Cells on Ice.

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

Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. On July 12, 2018, the Company announced the national launch of CRYO’s ATGRAFT™ tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFT™ platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. The China launch activities are in support of the Company’s previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. During 2019 Mr. Arnone resigned from the board of Baoxin.

Health Information Technology Company, LTD (Hong Kong) - On June 30, 2014, the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. The HIT license has been extended per the terms of Schedule B of the Term Sheet, dated June 30, 2014, for an additional 3 year period to June 30, 2023.

In 2017 as part of the Company’s transaction with Baoxin, HIT and the Company agreed to transfer certain product and distribution rights granted to HIT under its 2014 agreement to Baoxin. The Company was paid of fee in the transaction and was provided with an initial ownership position in a planned Regenerative Treatment Center to be established by HIT in Hong Kong.

CRYOVIVA (Thailand), Ltd. - On April 5, 2018, the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement to license its ATGRAFT™ and ATCELL adipose tissue (fat) processing and storage technologies with Cryoviva (Thailand) Ltd., a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection; processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

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

CellSource Tokyo, Japan - In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet licensing the ATGRAFT™ technology to CellSource for Japan. The non- exclusive agreement expired in June of 2020.

Scientific and Medical Advisory Board

We continue to actively recruit and enlist the services of highly qualified peer leaders through our Scientific and Medical Advisory Board to assist us in our industry speaking engagements and education platform. This education platform is designed to focus on physicians, and industry needs and demands as they relate to current and future treatments utilizing our adipose tissue platform and adult stem cell technologies. Additionally, certain members of our advisory board provide assistance and input to management on the oversight of our research relationships, laboratory development and quality management systems. As of September 30, 2020, the following are currently members of our Scientific and Medical Advisory Board:

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

Dr. Rand McClain - Dr. McClain earned his medical degree at Western University and completed his internship at the University of Southern California’s Keck School of Medicine Residency Program (U.S.C. California Hospital). Dr. McClain has dedicated over 35 years of his personal and professional life studying nutrition, exercise, herbs and supplements and is also a Master of Acupuncture and Traditional Chinese Medicine. Dr. McClain has participated in professional and elite amateur sport as an individual participant and as well as a member of two U.S. teams and continues to participate competitively. His work is published in peer-reviewed and popular journals and he enjoys sharing and participating in the beneficial changes he helps create in people’s lives. Dr. McClain has worked with some of the best and original innovators in Sports, Regenerative Medicine (“Anti-Aging”), Cosmetic and Family Medicine. He also practices as part of the Regenerative Medicine Institute an organization dedicated to advancing cellular treatments, procedures and research in the use of all available avenues to slow or reverse physiological and cosmetic effects of aging. Dr. McClain currently serves as Chief Medical Officer of Live Cell Research, a company dedicated to the discovery and development of products designed to enhance health and quality of life through epigenomic manipulation. Dr. McClain is also a Medical Advisory Board member of American Cryostem Corporation a publicly traded company operating laboratories dedicated to the collection, processing, bio-banking, culturing and differentiation of autologous adipose tissue (fat) and adipose derived stem cells (ADSCs). Dr. McClain is a Board Member of Z.E.N. Foods, a gourmet food delivery and nutrition service company that provides individually designed meal programs in conjunction with health providers and its own registered dietician. Dr. McClain is also proud to be a member of the National Veteran Foundation’s Advisory Board. Dr. McClain has also joined the investigative team of the Company’s recently approved clinical study to assist the team with the review of prospective candidates and for the review of study data.

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory at Princeton Corporate Plaza in Monmouth Junction, New Jersey. Our laboratory website address is www.acslaboratories.com.

Employees

Currently, we have six(6) employees and continue to use consultants on an as needed basis. As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed.

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

Item 1A. Risk Factors

To date we have generated only minimal operating revenues. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended September 30, 2020 with respect to this uncertainty which is included in the 2020 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our Common Stock and we may have a more difficult time obtaining financing.

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

As of September 30, 2020, the Company had issued and outstanding: $226,500 aggregate principal amount of Bridge Notes, which matured, between January through July 2015 and bear interest at the rate of 8% per annum; $83,500 aggregate principal amount of Convertible Notes which matured in September 2014, convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.35 of principal amount and/or interest so converted; $45,000 of 8% convertible notes which matured in September of 2016, convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.30 of principal amount and/or interest so converted; $150,000 of 5% convertible notes which mature in Fiscal 2021, convertible into shares of Common Stock at the rate of one (1) share of Common Stock for each $0.33 of principal amount and/or interest so converted; $155,000 of 8% convertible notes which matured on January 31, 2018, convertible into shares of Common Stock at the rate of one (1) share of Common Stock for each $0.20 of principal amount and/or interest so converted; $40,000 of 8% convertible notes which matured in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.15 of principal amount and/or interest so converted; and $100,000 aggregate principal amount of Convertible Notes which matured in Fiscal 2020, convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.40 of principal amount and/or interest so converted. No assurances can be given that the Company will have sufficient funds to repay the principal and/or interest on such Bridge Notes when due or on the Convertible Notes; such Convertible Notes are converted into Common Stock prior to maturity. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

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

The medical industry is subject to stringent regulation by a wide range of authorities. We are required to have licenses in certain states to market and support our services as well as annual registration with the FDA as a tissue bank. While we believe that, given our proposed business, we are not presently required to obtain additional state and federal regulatory approval to market our services we cannot predict whether regulatory clearance will be required in the future and, if so, whether such clearance will at such time be obtained, whether for the stem cells and/or any other services that we are developing or may attempt to develop. Should such regulatory approval in the future be required, our services may be suspended or may not be able to be marketed and sold in the United States until we have completed the regulatory clearance process as and if implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product or service and would require the expenditure of substantial resources.

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

On January 3, 2018, the Company received a warning letter from the US. FDA concerning its contract manufacturing services provided to Cells on Ice. The FDA has informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL is a drug under current FDA regulations and guidance. In response to the letter the Company ceased shipment of its ATCELL product within the United States. Since receiving the Warning Letter from the FDA the Company undertook a complete reorganization and remediation of its laboratory facility and operations and an expansion of its existing facility. The Company believes that its effort, new clean room laboratory facility, SOP and Quality Management system upgrades, and filing the IND application (No. 19089) on October 22, 2019 and approved by FDA on September 17, 2020, will satisfy the FDA’s concerns; no assurance can be given that we are in fact in compliance and/or in the future will be in compliance with these regulations or that upon inspection by PHS and/or FDA that we will not be required to amend our procedures or limit our operations based upon the finding of the inspection. Based upon discussions with the FDA Office of Regulatory Affairs (ORA), the disposition of the warning letter is deferred, per current FDA policy, until the completion of the clinical studies and the submission of a Biologics License Application filing by the Company.

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

We currently are wholly dependent on John Arnone and Anthony Dudzinski, our only executive officers and directors. Our future performance will depend on the continued services of such persons and our ability to retain such persons and to hire additional qualified persons. The loss of either of Mr. Arnone or Mr. Dudzinski, or both, would materially and adversely affect our proposed business. There are no assurances they will continue to do so. The employment agreements among other terms permit each of Mr. Arnone and Mr. Dudzinski to conduct other business activities outside of their employment with us. Each such employment agreement has been extended to 2023. We have not obtained any “key-man” life insurance policies nor do we presently plan to obtain or maintain any such policies on Mr. Arnone, Mr. Dudzinski or any other of our employees.

Mr. Arnone and Mr. Dudzinski collectively beneficially own in excess of 50.1% of our issued and outstanding voting stock and as a result have the ability to directly and/or indirectly make all decisions for us.

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

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of September 30, 2020, there were 59,570,666 shares of Common Stock issued, (excluding 6,736,500 shares issuable upon exercise of all issued and outstanding stock options and warrants, and 2,134,784 shares issuable on the conversion of all outstanding Convertible Notes). No shares of preferred stock were issued and outstanding as of September 30, 2020. Our board of directors has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the board of directors may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

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

Our Common Stock currently trades on the OTC pink sheets. The OTC pink sheets may be viewed by investors as a less desirable, and less liquid, marketplace. As a result, an investors may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our Common Stock.

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

Based on the number of outstanding shares of our Common Stock held by our stockholders as of September 30, 2020, our two (2) directors/executive officers and their respective affiliates beneficially owned in excess of 50.1% of our outstanding shares of Common Stock. As a result, those stockholders have the ability to control, among other items, the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The interests of these persons may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership could harm the market price of our Common Stock by (i) delaying, deferring or preventing a change in corporate control, (ii) impeding a merger, consolidation, takeover or other business combination involving us, and/or (iii) discouraging a potential acquirer from attempting to obtain acquire us. The control held over us by such 2 persons may adversely affect the trading price of our Common Stock due to investor’s awareness of conflicts of interest.

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

Since April 2011, the date of the closing of the Asset Purchase, through September 30, 2020, the Company sold approximately $5,288,127 gross amount of its equity and debt securities. In connection with such sales, the Company may have violated various state securities laws. If the Company was determined by a court, FINRA or regulatory body with the required jurisdiction to have violated such laws, any such violation could result in the Company being required to offer rescission rights to each such prior purchase from the Company to rescind such purchases and pay to the prior purchaser an amount of funds equal to the purchase price paid by such prior investors plus interest from the date of any such purchase. No assurances can be given the Company will, if it is required to offer such purchasers rescission right, have sufficient funds to pay the prior purchasers the amount required. In addition, if the Company violated one or more securities laws of a state in connection with prior offers and/or sales of its securities, each such state could bring an enforcement, regulatory and/or other legal action against the Company which, among other things, could result in the Company having to pay substantial fines, not being able to sell securities in such states in the future and/or having a determination made by any such states against the Company that the Company failed to comply with such states’ securities laws, which could result in the Company, among other untoward effects including those set forth above, not being able to have its Common Stock be eligible for continued quotation on the OTC pink sheets and/or other trading markets and/or mediums that the Common Stock is then trading and/or eligible for quotation on and/or in the future seeks to be quoted or traded on.

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

As of September 30, 2020, we had 6,736,500 of Common Stock issuable upon exercise of all outstanding stock options and warrants, and, 2,134,784 shares issuable on the conversion of outstanding Convertible Notes. If and when these securities are exercised or converted into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares into the public market, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We currently rent office space at 1 Meridian Road, Eatontown, New Jersey 07724 for our corporate offices, and we rent laboratory space in Monmouth Junction, New Jersey. During 2018, the Company constructed a new Clean Room designed specifically for cellular expansion, medium filling and tissue processing at the Laboratory in Monmouth Junction.

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

Quarter ended	High	Low
December 31, 2019	$0.50	$0.22
March 31, 2020	$0.34	$0.18
June 30, 2020	$0.24	$0.07
September 30, 2020	$0.39	$0.15

(b) Holders of Common Equity

As of September 30, 2020, there were approximately 473 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

The Company issued shares of common stock to pay interest expense on the convertible notes and bridge notes of $50,391 in Fiscal 2019.

The Company issued shares of common stock to pay professional services bills valued at $60,000 in Fiscal 2020.

The Company issued shares of common stock to pay for consulting services valued at $97,500 in Fiscal 2020.

The Company issued 150,000 shares of common stock in settlement of a service contract in Fiscal 2020.

The Company issued shares of common stock to pay interest expense on the convertible notes and bridge notes of $57,849 in Fiscal 2020.

The Company issued 200,000 shares of common stock as a fundraising fee in Fiscal 2020.

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

Using the Black-Sholes valuation method, the Company issued options and recorded stock compensation expenses of $320,042 in fiscal year 2020.

The fair value of the options issued in Fiscal 2020 was calculated using the following assumptions:

2020
Dividend yield	0.00%
Risk free interest rate	0.125%
Volatility	146.37%
Share Price	$0.20
Term in Years	5

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

Through our ACS Laboratories division, our Company operates its FDA registered, human tissue processing, cryopreservation and cell culture and differentiation media development facility in Monmouth Junction, New Jersey. On a mission to fulfill the pressing need to set a global gold standard for end-to-end collection, processing, tracking and storage, American CryoStem has spent nearly years designing and constructing the necessary framework capable of replicating its protocols in markets around the world.

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

Fiscal 2020 Operations

In Fiscal 2020, the Company’s Total Revenue increased to $557,903 from $321,647 in Fiscal 2019, due to a discontinuation of the moratorium on billing of fees to Baoxin. Accounts Receivable increased to $500,000 in Fiscal 2020 from $330,154 in Fiscal 2019 due to increased fees receivable from International Licensees. In Fiscal 2020 Consulting Fees, Licensing Fees and Royalties increased to $523,333 from $269,757 in Fiscal 2019. Short term liabilities decreased to $1,049,634 in Fiscal 2020 from $1,292,206 in Fiscal 2019 due to reduction of liabilities to contractors, consultants and professionals. Long term debt decreased to $848,414 in 2020 from $1,239,716 in 2019; due to movement of convertible debt from long term to current, payment of accrued salary and pay down of debt to the parent company. Cost of Sales increased to $43,837 in Fiscal 2020 from $31,876 in Fiscal 2019. Research and Development decreased to $19,176 in 2020 from $224,792 in 2019, since the company reduced its labor force and research and development contractors in response to the COVID-19 pandemic. Laboratory Expense was reduced to $74,093 in Fiscal 2020 from $156,512, due to reduction in activity, staffing and facilities required. Stock Compensation increased to $417,542 in Fiscal 2020 from $125,403, primarily due to stock options granted. Bad Debt Expense increased to $326,650 in Fiscal 2020 from $10,935 in Fiscal 2019. Management increased its allowance for Bad Debt by $326,650. The majority of the increase in Bad Debt Allowance was caused by Management’s concern for its International Partner, Baoxin’s ability to pay caused by the COVID-19 Pandemic. General and Administrative Expenses were reduced to $439,577 in Fiscal 2020 from $587,791 in Fiscal 2019, since the company reduced payroll and consultants costs.

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

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2020, the Company had a cash balance of $41,760 and accounts receivable of $500,000. Our sources of funds in 2020 were tissue processing and storage fees, international product sales, consulting and licensing fees, and financing activities. In Fiscal 2020, we used $514,648 of net cash for Operations, and $12,731 for investment activities, including Patent Development, and the purchase of computer equipment at the corporate office. Additionally, the Company generated $545,339 from financing activities, which included option exercises, issuance of convertible notes, issuance of common stock and proceeds from the PPP Loan. The Company also paid down a portion of its Finance Lease and debt to its parent company.

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

There was no significant impact on the Company’s operations as a result of inflation for the fiscal year ended September 30, 2020.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

We prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes. We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements. See Note 1 and Note 3 of the Financial Statements for additional information.

Basis of Presentation

Our financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred.

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

Related Party Transactions.

At September 30, 2020, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $99,125.

The advances are due on demand, are unsecured, and carry no interest rate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements

Our financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s Accountants (Fruci & Associates) are unchanged for Fiscal 2020. There were no disagreements with our Accountants on Accounting or Financial Disclosure for Fiscal 2020.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2013). Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of September 30, 2020, based on these criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2020:

Name	Age	Position	Officer and/or Director Since

John Arnone	63	Chairman and Chief Executive Officer	2011
Anthony F. Dudzinski	58	Chief Operating Officer and Director	2011

John Arnone – Chairman and Chief Executive Officer

Mr. Arnone has been the Chairman of American CryoStem since 2008 and Chief Executive Officer since 2011. Mr. Arnone is also Chairman and CEO of Personal Cell Sciences, Inc., a private Company that markets the U-Autologous line of skin care products. Prior to his involvement in the life sciences/biotechnology industries, he spent 25 years in the investment banking/financial services industry as an investment banker and a proactive investor. Over a 25 year period and holding six NASD licenses, Mr. Arnone founded, managed and operated two general securities broker-dealers based in New York specializing in strategic planning, corporate structure, financial planning and new business development. Over the years, he has provided advisory and business management services as a founder, officer, director and/or shareholder to both mid-level and development stage private and public companies. Mr. Arnone also co-founded and operated a global entertainment distribution corporation with 120 employees, and under his guidance the Company was voted medium wholesaler of the year in the music industry (1997, 1998 and 2000) by the National Association of Recording Merchants. Mr. Arnone is a co-founder and Director of DigiTrax Entertainment Inc. an Artificial Intelligence based Music Company located in Knoxville, Tennessee. Mr. Arnone holds a degree in Business Administration and a Bachelors of Art in Economics from Kean University in New Jersey.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2020, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Accrued Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
John S. Arnone	2020	$13,000	$120,000	N/A	N/A	$180,000	$313,000
President and CEO	2019	$5,000	$120,000	N/A	N/A	$0	$125,000

Anthony F. Dudzinski	2019	$13,000	$120,000	N/A	N/A	$180,000	$313,000
Chief Operating Officer	2018	$5,000	$120,000	N/A	N/A	$0	$125,000

1This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts represent the accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2020 are described in the Notes to our financial statements included in this Annual Report.

We do not anticipate increasing the annual salaries paid to our officers until we have adequate funds to do so.

Compensation of Directors

We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time. During Fiscals 2020 and 2019, no stock was issued or expenses reimbursed.

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

	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Class[1]
Directors and Named Executive Officers [2]:
John S. Arnone[3]	27,380,000	45.96%
Anthony Dudzinski[4]	25,780,000	43.27%

All directors and named executive officers as a group (2 persons)

Other 5% or Greater Beneficial Owners
ACS Global, Inc.	21,000,000	35.25%

1Beneficial ownership is calculated based on 59,570,666 shares of Common Stock issued and outstanding as of September 30, 2020 together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date hereof for each stockholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Commission. The number of shares of Common Stock beneficially owned by a person includes shares of Common Stock issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof. The shares of Common Stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The above calculations include an adjustment as required to include all vested options granted to John Arnone and Anthony Dudzinski.

2Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 1 Meridian Road, Eatontown, New Jersey 07724.

3Mr. Arnone presently owns 18,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 37.27% percent of the ACS Global Common Stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares. Mr. Arnone also holds, 3,880,000 shares of the Company’s Common Stock and 3,000,000 options(of which 2,500,000 are vested) to purchase the Company’s Common Stock,1,000,000 which expire on September 20, 2021, 1,000,000 will expire on July 10,2022 and 1,000,000 will expire on September 15, 2025.

4Mr. Dudzinski presently owns 6,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 22.20% percent of the ACS Global Common Stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 21,000,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares. Mr. Dudzinski also holds 2,280,000 shares of the Company’s Common Stock and 3,000,000 options(of which 2,500,000 are vested) to purchase the Company’s Common Stock, 1,000,000 which expire on September 20, 2021, 1,000,000 will expire on July 10,2022 and 1,000,000 will expire on September 16, 2025.

Description of Securities

We are authorized to issue 300,000,000 shares of Common Stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2020, there were 59,570,666 shares of Common Stock and no shares of preferred stock issued and outstanding.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards to our named executive officers during fiscal 2020:

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date
John S. Arnone	1,000,000	0	1,000,000	$0.20	9/20/2021
	1,000,000	0	1,000,000	$0.40	7/10/2022
	500,000	500,000	1,000,000	$0.20	9/15/2025
Anthony Dudzinski	1,000,000	0	1,000,000	$0.20	9/20/2021
	1,000,000	0	1,000,000	$0.40	7/10/2022
	500,000	500,000	1,000,000	$0.20	9/15/2025

Option Plans

On September 18, 2011, our Board of Directors approved the “American CryoStem Corporation Incentive Stock Option Plan” (the “2011 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 3,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). The Company issued 2,910,000 of the Options available under the 2011 Plan in Fiscal 2012. To date, 2,185,000 options from the 2011 Plan have been exercised, 725,000 have expired, and a total of 0 remain outstanding.

On May 1, 2013, our Board of Directors approved the 2013 American CryoStem Corporation Incentive Stock Option Plan (the “2013 Plan)”. Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 5,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2013, the Company granted a total of 3,740,000 at a weighted average price of $0.18 to certain employees, advisory board members and consultants. To date, 2,175,000 Options issued under the plan have been exercised, 1,565,000 have expired, and 0 remain outstanding.

On September 21, 2014, our Board of Directors approved the 2014 American CryoStem Corporation Incentive Stock Option Plan (the “2014 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2014, the Company granted a total of 3,495,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date, 350,000 Options issued under the plan have been exercised, 3,145,000 have expired, and 0 remain outstanding.

On September 20, 2015, our Board of Directors approved the 2015 American CryoStem Corporation Incentive Stock Option Plan (the “2015 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2015, the Company granted a total of 3,550,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date, 2,450,000 Options issued under the plan have been exercised, 1,025,000 have expired, 75,000 have been forfeited and 0 remain outstanding.

On September 20, 2016, our Board of Directors approved the 2016 American CryoStem Corporation Incentive Stock Option Plan (the “2016 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2016, the Company granted a total of 3,050,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date, no 100,000 Options issued under the plan have been exercised, 0 have expired, 150,000 have been forfeited and 2,800,000 remain outstanding.

On July 10, 2017, our Board of Directors approved the 2017 American CryoStem Corporation Incentive Stock Option Plan (the “2017 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2017, the Company granted a total of 2,770,000 at a weighted average price of $0.40 to certain employees, advisory board members and consultants. To date 20,000 Options issued under the plan have been exercised, 0 have expired, 100,000 have been forfeited and 2,650,000 remain outstanding.

On September 15, 2020, our Board of Directors approved the 2020 American CryoStem Corporation Incentive Stock Option Plan (the “2017 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2020, the Company granted a total of 2,500,000 at a weighted average price of $0.20 to certain employees, advisory board members and consultants. To date no Options issued under the plan have been exercised, 0 have expired, 0 have been forfeited and 2,500,000 remain outstanding.

Our current Board of Directors serves as the Committee. The Plan further provides for the Committee to set the terms of any Options granted at the time of the grant and terminates ten years for its effective date and is subject to final shareholder approval.

On September 18, 2011, our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The plan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2020.

Item 13. Certain Relationships and Related Transactions

On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (formerly known as American CryoStem Corporation) a Nevada corporation (“ACS Global”), in exchange for 21,000,000 shares of our Common Stock. At the time of the acquisition, John Arnone, our Chairman of the Board, CEO and President was a director and the secretary of ACS Global and Anthony Dudzinski, one of our directors and our Chief Operating Officer, Treasurer and Secretary was a director, president and secretary of ACS Global. In addition, Mr. Arnone owns 18,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him and Mr. Dudzinski owns 6,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, assuming the conversion of such preferred stock, Mr. Arnone and Mr. Dudzinski would have been deemed to be the beneficial owners of approximately 37.27% and 22.20% of the Common Stock of ACS Global, respectively. Further, Mr. Arnone and Mr. Dudzinski, as control persons of ACS Global may be deemed to beneficially own the 21,000,000 shares of our Common Stock issued to ACS Global in the acquisition. Each of Mr. Arnone and Mr. Dudzinski disclaim such beneficial ownership.

On September 15, 2020, the Company reached an Agreement with ACS Global, Inc. to issue to ACS Global, Inc., 1,000,000 restricted common shares as payment of $100,000 of the outstanding loan and on October 1, 2020 the Company executed a note with ACS Global for a principal amount of $99,125.00 representing the outstanding balance (following the September payment) due to ACS Global, Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note may be prepaid at any time by the Company.

On September 15, 2020, the Company reached an agreement with Mr. Arnone and Mr. Dudzinski to reduce its indebtedness to them of $200,000 each in exchange for the exercise of certain options held by them resulting in the issuance of 1,000,000 restricted common shares each to Mr. Arnone and to Mr. Dudzinski.

Mr. Arnone remains a Director and Secretary of ACS Global and Mr. Dudzinski remains as a Director, President and Treasurer of ACS Global. Mr. Arnone is also the Chairman and CEO of Personal Cell Sciences, Inc.

Director Independence

Using the definition of “independent” using the rules of The NASDAQ Stock Market, we have determined that neither John Arnone nor Anthony Dudzinski is independent.

Item 14. Principal Accountant Fees and Services

The Company’s Board of Directors and management annually reviews its audit needs and the qualifications of its current auditor. During fiscal 2019, the Company reviewed the services, qualification and retainer agreement of its current Auditor, Fruci & Associates II, PLLC and approved Fruci & Associates II, PLLC) retention for the Fiscal 2020 audit and for review of its quarterly filing requirements for Fiscal 2020.

Audit Fees

The aggregate fees billed by Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2020 were $24,000 and $22,500 for the fiscal year ended September 30, 2019. Fruci & Associates II, PLLC billed the Company a total of $17,500 in Fiscal 2020 for the review of the Company’s quarterly reports, and $13,175 in Fiscal 2019 for the review of the Company’s quarterly reports.

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

AMERICAN CRYOSTEM CORPORATION

Dated: January 8, 2021	By:	/s/ John S, Arnone
John S. Arnone President, CEO and Chairman of the Board

Dated: January 8, 2021	By:	/s/ Anthony F. Dudzinski
Anthony F. Dudzinski COO, Treasurer, Secretary and Director

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American CryoStem Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American CryoStem Corporation and Subsidiaries (“the Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017.

Spokane, Washington

January 4, 2021

American CryoStem Corporation

Consolidated Balance Sheets

As of September 30, 2020 and 2019

ASSETS	30-Sep-20	30-Sep-19
Current Assets:
Cash	$41,760	$23,800
Accounts Receivable - net of allowance for bad debt	500,000	330,154
Inventory	20,401	25,855
Prepaid Expenses	5,000	—
Total Current Assets	567,161	379,809

Other Assets:
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	365,676	362,490
Fixed Assets - net of accumulated depreciation	126,591	238,078
Finance Lease - Right-of-Use-Asset	85,817	—
Operating Lease Right-of-Use-Asset	18,064	—

Total Assets	$1,476,849	$1,293,917

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$181,924	$321,738
Legal & Accounting Payable	23,568	97,235
Consultants Payable	—	189,227
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	558,552	398,500
PPP Loan - Current Portion	14,304	—
Finance Lease Liability	26,722	35,673
Operating Lease Liability	18,064	—
Deferred Revenues	—	23,333
Total Current Liabilities	1,049,634	1,292,206

Long Term Liabilities:
Convertible Notes Payable - Net of Debt Discount	—	102,288
PPP Loan	9,103	—
Finance Lease Liability - Net of Current Portion	—	26,722
Accrued Executive Salaries	740,186	900,186
Payable to Related Parties	99,125	210,520
Total Liabilities	1,898,048	2,531,922

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and 2019	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 59,570,666 shares issued and outstanding at September 30, 2020 and 49,387,918 issued and outstanding at September 30, 2019	59,572	49,389
Additional Paid in Capital	15,917,408	13,931,500
Accumulated Deficit	(16,398,179)	(15,218,894)
Total Shareholders’ Deficit	(421,199)	(1,238,005)

Total Liabilities & Shareholders’ Deficit	$1,476,849	$1,293,917

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Years Ended September 30, 2020 and 2019

	30-Sep-20	30-Sep-19
Revenues
Tissue Processing & Storage	$11,900	$26,367
Product Sales	22,670	25,523
Licensing Fees & Royalties	523,333	269,757
Total Revenues	557,903	321,647
Less Cost of Revenues	(43,837)	(31,876)

Gross Margin	514,066	289,771

Operating Expenses
Research & Development	19,176	224,792
Laboratory Expense	74,093	156,512
Sales & Marketing	26,395	33,754
Professional Fees	111,169	101,619
Stock Compensation Expense - Consulting Fees & Stock Options	417,542	125,403
Bad Debt Expense	326,650	10,935
General & Administrative	439,577	587,791
Total Operating Expenses	1,414,602	1,240,806

Net Gain (Loss) from Operations	(900,536)	(951,035)

Other Income (Expenses):
Interest Income	29	160
EIDL Grant	4,000	—
Gain on write off of Liability	127,667	—
Gain / (Loss) on Value of Derivative	7,968	—
Exchange Rate Gain/(Loss)	476	(3,407)
Gain/(Loss) on Settlements	(2,504)	14,812
Gain/(Loss) on Sale of Assets	—	(5,883)
Foreign Taxes	(19,191)	(4,117)
Loss on Loan Issuance	(92,951)	—
Amortization of Debt Discount	(168,000)	—
Interest Expense	(78,454)	(66,516)
Interest Expense (beneficial conversion feature-debenture)	(57,764)	(63,652)
Penalties	(25)	(2,579)

Net Gain (Loss) before Provision for Income Taxes	(1,179,285)	(1,082,217)

Provision for Income Taxes	—	—

Net Income (Loss)	$(1,179,285)	$(1,082,217)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.02)	$(0.02)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	51,659,523	48,915,644

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2020 and 2019

	30-Sep-20	30-Sep-19
Operating Activities:
Net loss	$(1,179,285)	$(1,082,217)
Adjustments to reconcile net loss items not requiring the use of cash:
Derivative change in fair value	(7,968)	—
Loss on Loan Issuance	92,951	—
Amortization of Debt Discount	168,000	—
Bad Debt Expense	326,650	10,935
Interest Paid with Common Stock	57,849	50,391
Bills Paid with Common Stock	60,000	27,500
Contract Settlement with Common Stock	46,500	—
Stock Compensation	417,542	125,403
Depreciation & Amortization Expense	35,215	32,002
Interest Expense - Beneficial Conversion Feature	57,764	63,652
Loss on Investment	—	1,000
Gain on Settlement of Debt	(174,167)

Changes in operating assets and liabilities
Accounts Receivable	(496,496)	(123,771)
Other Receivable - Related Parties	—	949
Prepaid expense	(5,000)	48,931
Inventory	5,454	7,843
Accounts Payable and Accrued Expenses	263,676	103,759
Accrued Executive Salaries	(160,000)	240,000
Deferred Revenue	(23,333)	(3,334)
Net cash used by operations	(514,648)	(496,957)

Investing activities:
Purchase of equipment & furniture	(3,882)	(20,047)
Patents development	(8,849)	(29,855)
Net cash used by investing activities	(12,731)	(49,902)

Financing activities:
Issuance of Common Shares	401,000	280,000
Issuance of Convertible Notes	168,000	150,000
PPP Loan	23,407	—
Paid down Finance Lease	(35,673)	(30,992)
Payable to related party	(11,395)	103,331
Net cash provided by financing activities	545,339	502,339

Net change in cash	17,960	(44,520)

Cash balance at beginning of the period	23,800	68,320

Cash balance at end of the period	$41,760	$23,800

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,562	$11,357
Income taxes paid during the period	—	—

See the notes to the financial statements.

See note 17 - Non-Cash Transactions

American CryoStem Corporation

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended September 30, 2020 and 2019

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2018	48,196,210	48,197	13,388,034	(14,136,677)	(700,446)

Issuance of common shares	950,003	950	279,050	—	280,000
Shares issued to pay bill	100,000	100	27,400	—	27,500
Shares issued to pay interest due	91,705	92	50,299	—	50,391
Shares issue for services provided	50,000	50	24,950	—	25,000
Stock Compensation Expense	—	—	100,403	—	100,403
Issued Convertible Note - Beneficial Conversion Feature	—	—	61,364	—	61,364
Net loss	—	—	—	(1,082,217)	(1,082,217)

Balance at September 30, 2019	49,387,918	49,389	13,931,500	(15,218,894)	(1,238,005)

Issuance of common shares	2,475,000	2,475	398,525	—	401,000
Conversion of Note Payable	2,965,659	2,966	430,234	—	433,200
Options Exercised	2,400,000	2,400	477,600	—	480,000
Shares issued to pay bills	300,000	300	59,700	—	60,000
Shares paid to Related Party to reduce debt	1,000,000	1,000	99,000	—	100,000
Shares issued as a settlement of contract	150,000	150	46,350	—	46,500
Shares issued to pay interest due	227,088	227	57,622	—	57,849
Shares issued for services provided	465,000	465	97,035	—	97,500
Shares issued as fundraising fee	200,000	200	(200)	—	—
Stock Options Granted	—	—	320,042	—	320,042
Net loss	—	—	—	(1,179,285)	(1,179,285)

Balance at September 30, 2020	59,570,665	59,572	15,917,408	(16,398,179)	(421,199)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

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

September 30, 2020 and 2019

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

Advertising - Advertising Costs are expensed as they are incurred. Advertising Costs were $0 for Fiscal 2020 and $998 for Fiscal 2019, which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $337,515 at September 30, 2020 and $10,865 at September 30, 2019.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $20,401 at September 30, 2020 and $25,855 at September 30, 2019.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2020 and September 30, 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2019 are subject to IRS and State of New Jersey audit.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

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

NOTE 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of this report. Management’s plans with regard to this matter are to continue to fund its operations through fundraising activities in fiscal 2021 for future operations and business expansion.

NOTE 3. Revenue Recognition

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

September 30, 2020 and 2019

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

The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
c.	The Company has determined as of the date of this report not to make an allowance upon recognition of the Baoxin revenue based upon review of Baoxin’s most recent audited financial statements, documentation provided by Baoxin concerning the completion of their new 100,000 sq. ft facility during the pandemic and the ongoing uncertainties regarding the continuing effects of the COVID-19 pandemic in China.
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the years ended September 30, 2020 and 2019.

	Years Ended September 30,
	2020	2019
Licensing & Other Fees
Baoxin	$500,000	$225,000
Cell Source	23,333	43,333
Personal Cell Sciences	—	1,424
Total	$523,333	$269,757

Product Sales
Baoxin	$11,680	$19,683
CryoViva	$10,060	5,840
Science Diagnostics Materials, LTD	$930	—
Total	$22,670	$25,523

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

September 30, 2020 and 2019

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

The Company had 6,736,500 and 8,761,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for Fiscal Years 2020 and 2019, respectively; and 2,134,784 and 2,134,784 shares issuable on the conversion of outstanding Convertible Notes for Fiscal Years 2020 and 2019, respectively.

Net Loss per share for the Fiscal Years is computed below:

	September 30, 2020	September 30, 2019
Net Income (Loss)	$(1,179,285)	$(1,082,217)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.02)	$(0.02)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	51,659,523	48,915,644

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	September 30, 2020	September 30, 2019
Laboratory Equipment	$257,905	$386,579
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	23,988
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(275,772)	(289,078)
Net Property and Equipment	$126,591	$238,078

Depreciation expense for Fiscal Years 2020 and 2019 is $11,170 and $26,675 respectively.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for Fiscal Year 2020 was $5,663 and $5,327 for Fiscal 2019.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $297,731 for Fiscal 2020 and $288,882 for Fiscal 2019. Amortizable Patent Costs were $96,000 at Fiscal Year Ended 2020 and $96,000 at Fiscal Year Ended 2019. The following is the amortization expense for these patents for the next 5 years:

Fiscal 2021	$5,647
Fiscal 2022	$5,647
Fiscal 2023	$5,647
Fiscal 2024	$5,647
Fiscal 2025	$5,647

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of September 30, 2020:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Fiscal 2021	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Fiscal 2022	1.00%
Finance Lease	$26,722	Fiscal 2021	14.00%

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

On April 6, 2018, the Company issued a debenture and received proceeds of $100,000. The debenture matured in March 2020 and has an exercise price of $.40 with interest at 8%. The entire Carrying Value of $100,000 was due in March 2020.

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Years Ended September 30, 2020 and 2019 were $25,000 and $50,000, respectively.

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures mature in 2021 and had an exercise price of $0.33 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2021.

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Year Ended September 30, 2020 and 2019 was $32,764 and $13,652, respectively.

On October 3, 2019, the Company issued a debenture and received proceeds of $168,000, with interest at 10%. The Note was convertible at the rate of $0.48 per share for the initial 180 days; and thereafter at a 30% discount to the average of the three lowest trading prices during the 10 trading days prior to the date of conversion. The entire Carrying Value of $168,000 was due in Fiscal 2020.

The company recorded a debt discount of $168,000 and a Derivative liability of $260,951 at inception.

The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and at the dates of conversion of the note to common stock. The entire note along with interest and fees was converted to common stock during the Fiscal and the derivative liability was reduced to 0 (zero).

NOTE 8. Executive Compensation

The company accrues Executive Salary for its two Officers at a rate of $10,000 per month for each or $120,000 annually. Management has decided to pay these salaries in the future as cash flow permits. Management controls the collection of these accrued salaries and does not plan to demand payment in Fiscal 2021.

NOTE 9. Common Stock Issuances

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

September 30, 2020 and 2019

NOTE 9. Common Stock Issuances (continued)

During fiscal 2019, the Company issued 100,000 shares to pay an outstanding consulting bill. The shares issued were valued at $27,500. The share prices were determined by agreement with the consultant based on the value of the services provided.

During fiscal 2020, the Company issued 2,475,000 shares and received $415,000. A finder’s fee of $14,000 was paid. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During fiscal 2020, the Company issued 2,965,659 shares for the conversion of a note along with interest and fees totaling $180,217. The share price was determined based upon the original note agreement.

During fiscal 2020, the Company issued 300,000 shares to pay bills of $60,000. The share price was determined by agreement with the creditors, based upon the current market price.

During fiscal 2020, the Company issued 1,000,000 shares to pay a portion of its debt $100,000, to its parent company. The share price was determined based upon the current market price less a discount for accepting restricted securities as payment.

During fiscal 2020, the Company issued 465,000 shares for services of $97,500. The share price was determined by agreement with the service providers, based upon the current market price.

During fiscal 2020, the Company issued 150,000 shares in settlement of a contract. The share price was determined by the market price on the date of the settlement.

During fiscal 2020, the Company issued 2,400,000 shares for stock options exercised for $480,000. The share price was determined based upon the option price for the plan year for which the options were exercised.

During fiscal 2020, the Company issued 227,088 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $57,849. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During fiscal 2020, the Company issued 200,000 shares as a finder’s fee for capital raised.

NOTE 10. Option Issuances

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

Using the Black-Sholes valuation method the company issued options and recorded compensation of $320,042 for Fiscal 2020. The Company did not issue any options for Fiscal Year 2019. The fair value of the options issued in Fiscal 2020 was calculated using the following assumptions:

Dividend yield	0.00%
Risk free interest rate	0.125%
Volatility	146.37%
Share Price	$0.20
Term	5 years

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 10. Option Issuances (continued)

The following is a summary of common stock options outstanding at September 30, 2020:

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2018	12,306,500	$0.05 - $0.40	$0.26	2.31
Granted	—
Exercised	—
Expired	(3,220,000)	$0.25 - $0.35
Forfeited	(325,000)	$0.20 - $0.40
Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	$0.26	1.85
Granted	2,500,000	$0.20
Exercised	(2,400,000)	$0.20
Expired	(875,000)	$0.20
Forfeited	—
Outstanding at September 30, 2020	7,986,500	$0.05 - $0.40	$0.26	2.33
Vested at September 30, 2020	6,736,500	$0.05 - $0.40	0.28	2.02

Option Forfeitures are recorded as they occur. The intrinsic value of the outstanding common stock options is $883,180 and the intrinsic value of the outstanding vested stock options is $620,680.

NOTE 11. Fair Values of Financial Instruments

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

NOTE 12. Leases

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 12. Leases (continued)

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of September 30, 2020:

	Classification on Balance Sheet	September 30, 2020
Assets
Finance Lease Asset	Finance lease right of use asset	$85,817
Total Finance lease assets		$85,817
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$28,157
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	—
Total operating lease liability		$28,157
Lease obligations at September 30, 2020:
2021	28,157
Total Payments	28,157
Amount representing interest	(1,435)
Finance lease obligation, net	26,722
Finance lease obligation, current portion	(26,722)
Finance lease obligation, long-term	0

The lease expense for the Fiscal Years 2020 and 2019 was $42,235 and $42,235, which consisted of amortization expenses of $35,673 and $30,992 along with interest expenses of $6,562 and $11,243. At September 30, 2020, the remaining lease term was 0.67 years (8 months) and the discount rate was 14.17%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of September 30, 2020:

	Classification on Balance Sheet	September 30, 2020
Assets
Operating Lease Asset	Operating lease right of use asset	$18,064
Total Operating lease assets		$18,064
Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$18,064
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	—
Total operating lease liability		$18,064
Lease obligations at September 30, 2020:
2021	18,550
Total Payments	18,550
Amount representing interest	(486)
Operating lease obligation, net	18,064
Operating lease obligation, current portion	(18,064)
Operating lease obligation, long-term	0

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 12. Leases (continued)

The lease expense for Fiscal 2020 was $31,800, which consisted of amortization expense of $29,394 and interest expense of $2,406. The cash paid under the operating lease for Fiscal 2020 was $31,800. At September 30, 2020, the remaining lease term was 0.58 years (7 months) and the discount rate was 8%.

The Company leases a laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC for $2,389 per month. The lease expired on September 30, 2020 and the Company can has a renewal option for an additional 6 months. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Laboratory Rent paid in Fiscal 2020 was $28,668 and $126,247 in Fiscal 2019.

NOTE 13. Concentration of Credit

The Company received approximately 92% in Fiscal 2020; and approximately 72% in Fiscal 2019 of its revenue from one client. The Company had accounts receivable from Baoxin of $825,000 at September 30, 2020 and $328,154 at September 30, 2019.

The Company regularly reviews all receivables and determines the amount of allowances if any on a quarterly basis. Due to difficulties and uncertainties caused by COVID and going concern considerations management has decided to make an allowance of $325,000 for the Baoxin receivable, representing the amount due that is more than one year old.

The Company made this determination following review of Baoxin’s most recent audited financial statements, receipt of their accounts receivable confirmation, and the completion of their new facility in Shenzhen.

Since Baoxin has restarted its revenue-producing operations which includes product purchases from CRYO and the receivable is “collateralized” by the licenses granted by CRYO; which CRYO could cancel the agreement due to nonpayment, and information from financial statements; we believe that Baoxin has sufficient assets to cover the amount billed in Fiscal 2020.

The Company’s accounts receivable from non-US countries was approximately 98% for Fiscal 2020 and 96% for Fiscal 2019. The Company received approximately 98% of its revenues in Fiscal 2020 and 86% of its revenues in Fiscal 2019 from non-US countries.

NOTE 14. Investments

During fiscal year 2014, the Company invested $1,000 in a joint venture. The joint venture is called Autogenesis Corporation and was incorporated in the state of Florida. The Company and its two chief executives own 50% of Autogenesis. Autogenesis was formed for the purpose of developing a wound healing protocol. The Company has no further obligations to Autogenesis and the joint venture is responsible for its own funding. Autogenesis has no material business operations since its inception. In Fiscal 2019 the Company had written off its investment in Autogenesis.

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publicly traded corporation and the investment is carried at cost at September 30, 2020 and 2019. The Company annually reviews its investments for impairment. After reviewing the status of Baoxin’s Financial Condition, as stated above in Note 13, the Company has determined that no impairment of its investment is necessary for Fiscal 2020.

The Company reviewed information provided by Baoxin including its most recent audited financial statements and information regarding the completion of its new facility in Shenzhen, China and the effects on Baoxin of the COVID-19 pandemic. The Company determined not to make adjustment downward or upward at the time of this report. The Company will continue to closely monitor the situation as it assists Baoxin with bringing their new facility online.

Considering the ongoing COVID-19 pandemic and its effects on Baoxin there is no assurance concerning the timing and processing volume or near term utilization or future processing volumes of the Baoxin’s new facility.

The timing of Baoxin’s opening of its new facility in light of the pandemic, and its ability to continue to fund itself though investments until it can return to normal operations will be closely monitored by American CryoStem Management to determine if any further adjustment needs to be made. The timing of any future adjustments, short or long term cannot be reasonably predicted at this time.

Baoxin will develop, own and operate multiple laboratory/treatment/training facilities in China using the American CryoStem’s intellectual property. American CryoStem has received an upfront fee of $200,000 USD and a 5 year minimum annual guarantee of $500,000 USD per year from Baoxin. Additionally, as part of the transaction American CryoStem has invested $300,000 into Baoxin to obtain a 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in its Regenerative Medicine Center in Hong Kong (HK). The short term goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a more natural dermal filler over artificial fillers.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 15. Related Party Transactions

The Company was indebted to a company that is majority owned by the Company’s two officers in the amount of $99,125 for Fiscal 2020 and $205,355 for Fiscal 2019. The advances are unsecured, and carry no interest rate and are collectible at the discretion of the company’s two officers/directors. The officers/directors do not anticipate collecting this in Fiscal 2021.

On October 1, 2020, the Company executed a note with ACS Global for a principal amount of $99,125 representing the outstanding balance due to ACS Global, Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. The note may be prepaid at any time by the Company.

NOTE 16. Income Taxes

Provision for income taxes is comprised of the following:
	Sept 30, 2020	Sept 30, 2019
Net loss before provision for income taxes	$(1,179,285)	$(1,082,217)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Tax loss carry forwards	$(9,290,920)	$(8,111,635)
Allowance for recoverability	9,290,920	8,111,635
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:
Statutory U.S. federal rate	21.0%	21.0%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-31.0%	-31.0%
Effective rate	0%	0%

The effective tax rate for the years ended September 30, 2020 and 2019 required the recording of any impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act made broad and complex changes to the U.S. tax code that affect our fiscal years ended September 30, 2020 and 2019, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years.

Note 17. Non-Cash Transactions

As an addendum to the consolidated statements of cash flows, the following non-cash transactions occurred in fiscal years 2020 and 2019:

The company issued shares of common stock for the conversion of a note, including interest and fees in the amount of $180,217 in Fiscal 2020.

The company issued shares of common stock to pay a portion of its debt to its Parent in the amount of $100,000, in Fiscal 2020.

The company issued shares of common stock to settle a contract valued at $166,667, in Fiscal 2020.

The company issued shares of common stock to pay interest of $57,849, in Fiscal 2020.

The company issued 2,400,000 shares of common stock for options exercised at $0.20 per share, for a total amount of $480,000, in Fiscal 2020.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 18. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2020 through the date of issuance of this report and has determined to include the following subsequent events:

On December 3, 2020, the Company entered into a Cooperative Research and Development Agreement (CRADA) with Walter Reed National Military Medical Center (WRNMMC), the nation’s largest and most renowned joint military medical center serving the Army, Navy, Air Force and Marines located in Bethesda, Maryland.

A Cooperative Research and Development Agreement (CRADA) is a written agreement between a government agency and a non-federal entity that allows the federal government and its non-federal partners to optimize and maximize use of their resources, exchange technical expertise in a protected fashion, share intellectual property resulting from collaborative effort, and speed commercialization of federally developed technology. The Company has committed to provide materials including ATCell samples and Umbilical Cord stem cells, ACSelerate Max Growth and differentiation mediums testing and other processing supplies, processing and testing methods. The Company’s total in-kind and financial commitments are limited to $120,000 in supplies and expense reimbursement during the life of the Agreement.

The Company maintains the rights to commercialize all technology developed under this CRADA Agreement. The technology is centered on creating in vitro (test tube) assays to standardize and commercialize new treatment protocols; optimizing quality control measures; and developing standardized protocol potency assays for precise therapy dosing.

Management believes that these new assays can be commercialized to generate substantial sales and licensing revenues and create value for the Company’s stakeholders.

Through the Collaboration entitled “Stem Cells for Regeneration and Medical Innovation, a multi-faceted and multi-staged research project with WRNMMC Biomedical Laboratories, the Company plans to develop, validate and standardize baseline and assay metrics to identify mesenchymal stem cell (MSC) characteristics and quantities across various cell biomarkers and exosome expressions data sets for its ATCell™ product for biologics developers’ use worldwide. The focus of the Collaboration is to enable the creation of predictive and prescriptive cellular models which will further enhance American CryoStem’s mission as a premier biologics’ manufacturer and developer and be highly valuable to the medical community, biotech developers, and the public at large.

WRNMMC is part of The Military Health System (MHS) which is the enterprise within the United States Department of Defense that provides health care to active duty, Reserve component and retired U.S. Military personnel and their dependents

The missions of the MHS are complex and interrelated: To ensure America’s 1.4 million active duty and 331,000 reserve-component personnel are healthy so they can complete their national security missions.

•	To ensure that all active and reserve medical personnel in uniform are trained and ready to provide medical care in support of operational forces around the world.
•	To provide a medical benefit commensurate with the service and sacrifice of more than 9.5 million active duty personnel, military retirees and their families.

The MHS also provides health care, through the TRICARE health plan, to:

•	active duty service members and their families,
•	retired service members and their families,
•	Reserve component members and their families,
•	surviving family members,
•	Medal of Honor recipients and their families
•	some former spouses, and
•	Others identified as eligible in the Defense Enrollment Eligibility Reporting System.

The MHS has a $50+ billion budget and serves approximately 9.5 million beneficiaries. The MHS employs more than 144,217 in 51 hospitals, 424 clinics, 248 dental clinics and 251 veterinary facilities across the nation and around the world, as well as in contingency and combat-theater operations worldwide.

The Company’s long term research is focused on further developing standardized cellular processing models to support FDA, IND treatment protocol approvals by further identifying, and validating certain mechanisms and characteristics of mesenchymal stem cells related to regulating modulation of immune response(s) and promoting tissue regeneration and stability (homeostasis) for the treatment of traumatic injuries, inflammation, auto-immune diseases, and brain and organ damage associated with viruses such as SARS-CoV-2 (COVID-19), including, the expanding group of people dealing with the chronic and debilitating symptoms of what is commonly termed “Long Haul COVID” or “Long COVID.”

