Form 10-Q
period 2020-12-31
AMERICAN CRYOSTEM Corp
filed 2021-02-16
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of February 9, 2021, the issuer’s $0.001 par value Common Stock totaled 60,090,666 shares outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

American CryoStem Corporation

Consolidated Balance Sheets

As of December 31, 2020 and September 30, 2020

	31-Dec-20	30-Sep-20
ASSETS
Current Assets:
Cash	$30,961	$41,760
Accounts Receivable - net of allowance for bad debt	626,600	500,000
Inventory	22,333	20,401
Prepaid Expenses	12,500	5,000
Total Current Assets	692,394	567,161

Other Assets:
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	372,822	365,676
Fixed Assets - net of accumulated depreciation	123,313	126,591
Finance Lease - Right-of-Use-Asset	81,221	85,817
Operating Lease Right-of-Use-Asset	10,424	18,064

Total Assets	$1,593,714	$1,476,849

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$190,651	$181,924
Legal & Accounting Payable	19,768	23,568
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	566,743	558,552
PPP Loan - Current Portion	14,304	14,304
Finance Lease Liability	16,993	26,722
Operating Lease Liability	10,424	18,064
Total Current Liabilities	1,045,383	1,049,634

Long Term Liabilities:
PPP Loan	9,103	9,103
Accrued Executive Salaries	800,186	740,186
Payable to Related Parties	98,775	99,125
Total Liabilities	1,953,447	1,898,048

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and 2019	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 60,063,166 shares issued and outstanding at December 31, 2020 and 59,570,666 issued and outstanding at September 30, 2020	60,064	59,572
Additional Paid in Capital	16,024,416	15,917,408
Accumulated Deficit	(16,444,213)	(16,398,179)
Total Shareholders’ Deficit	(359,733)	(421,199)

Total Liabilities & Shareholders’ Deficit	$1,593,714	$1,476,849

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Quarters Ended December 31, 2020 and 2019

Unaudited

	31-Dec-20	31-Dec-19
Revenues
Tissue Processing & Storage	$1,600	$—
Product Sales	—	1,460
Licensing Fees & Royalties	125,000	131,666
Total Revenues	126,600	133,126
Less Cost of Revenues	(3,301)	(5,187)
Gross Margin	123,299	127,939

Operating Expenses
Laboratory Expense	46,626	36,574
Sales & Marketing	762	13,801
Professional Fees	17,935	34,148
General & Administrative	106,529	133,359
Total Operating Expenses	171,852	217,882
Net Gain (Loss) from Operations	(48,553)	(89,943)

Other Income (Expenses):
Interest Income	2	—
Laboratory Rent	3,000	—
Gain on write off of Liability	24,000	—
Gain / (Loss) on Value of Derivative	—	1,873
Foreign Taxes	—	(6,561)
Loss on Loan Issuance	—	(92,951)
Amortization of Debt Discount	—	(42,000)
Interest Expense	(16,292)	(21,587)
Interest Expense (beneficial conversion feature-debenture)	(8,191)	(20,691)
Net Loss	(46,034)	(271,860)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.001)	$(0.005)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	59,677,562	49,503,304

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Quarters Ended December 31, 2020 and 2019

Unaudited

	31-Dec-20	31-Dec-19
Operating Activities:
Net loss	$(46,034)	$(271,860)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on Write Off of Liability	(24,000)	—
Derivative change in fair value	—	(1,873)
Amortization of Debt Discount	—	42,000
Bad Debt Expense	—	2,000
Common Stock for Services	20,000	—
Depreciation & Amortization Expense	9,297	9,010
Interest Expense - Beneficial Conversion Feature	8,191	20,691

Changes in operating assets and liabilities
Accounts Receivable	(126,600)	(121,846)
Prepaid expense	(7,500)	—
Inventory	(1,932)	15
Accounts Payable and Accrued Expenses	28,927	(92,994)
Accrued Executive Salaries	60,000	60,000
Deferred Revenue	—	(6,666)
Loss on Loan Issuance	—	92,951
Net cash used by operations	(79,651)	(268,572)

Investing activities:
Patents development	(8,569)	(1,436)
Net cash used by investing activities	(8,569)	(1,436)

Financing activities:
Issuance of Common Shares	87,500	175,000
Issuance of Convertible Notes	—	168,000
PPP Loan	—	—
Paid down Finance Lease	(9,729)	(8,454)
Payable to related party	(350)	(6,133)
Net cash provided by financing activities	77,421	328,413

Net change in cash	(10,799)	58,405

Cash balance at beginning of the period	41,760	23,800

Cash balance at end of the period	$30,961	$82,205

Supplemental disclosures of cash flow information:
Interest paid during the period	$830	$2,105
Income taxes paid during the period	—	—

See the notes to the financial statements.

See Note 17 - Non-Cash Transactions

American CryoStem Corporation

Consolidated Statement of Changes in Shareholders’ Deficit

For the Quarters Ended December 31, 2020 and 2019

Unaudited

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

Issuance of common shares	875,000	875	174,125	—	175,000
Net loss	—	—	—	(229,860)	(229,860)

Balance at December 31, 2019	50,262,918	$50,264	$14,105,625	$(15,448,754)	$(1,292,865)

Balance at September 30, 2020	59,570,665	$59,572	$15,917,408	$(16,398,179)	$(421,199)

Issuance of common shares	412,500	412	87,088	—	87,500
Shares issued for services provided	80,000	80	19,920	—	20,000
Net loss	—	—	—	(46,034)	(46,034)

Balance at December 31, 2020	60,063,165	$60,064	$16,024,416	$(16,444,213)	$(359,733)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2020

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

December 31, 2020

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Revenue Recognition We recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of October 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Based on ASU 2018-18, our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808). The adoption of ASC 606 and ASU 2018-18 did not have an impact on the amount of reported revenues. See Note 3 “Revenue Recognition” for additional information.

Advertising - Advertising Cost are reported as they are incurred. Advertising Costs were $223 for the quarter ended December 31, 2020 and 0 for the quarter ended December 31, 2019, which is included in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $337,515 at December 31, 2020 and $337,515 at September 30, 2020.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $22,333 at December 31, 2020 and $20,401 at September 30, 2020.

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

December 31, 2020

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

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This new ASU applies to companies that have collaborative arrangements, or agreements that involve two parties that actively participate in a joint operating activity. The company policy is to enter into collaborative arrangements that benefit its expansion of its products and services. We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808). We are collaborating with Baoxin to develop and expand clinical study of our product in China. According to the agreement, we retain all rights to co-developed intellectual property, while providing a Licensing Agreement to our collaborator allowing the use of our intellectual property in their geographic region. Since ASU 2018-18 is effective for public companies for years beginning after December 15, 2019, the Company has implemented ASU 2018-18 for Fiscal 2021. Implementation of ASU 2018-18 has not affected prior or current revenue recognition, since according to the contract we bill License Fees for the use of our intellectual property and for any products shipped.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2020

Unaudited

NOTE 3. Revenue Recognition (continued)

3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
c.	The Company has determined as of the date of this report not to make an allowance upon recognition of the Baoxin revenue based upon review of Baoxin’s most recent audited financial statements, documentation provided by Baoxin concerning the completion of their new 100,000 sq ft facility during the pandemic and the ongoing uncertainties regarding the continuing effects of the COVID-19 pandemic in China.
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808) from the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. Implementation of ASU 2018-18 has not affected prior or current revenue recognition, since according to the contract we bill License Fees for the use of our intellectual property and for any products shipped.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the quarters ended December 31, 2020 and 2019.

	Quarters Ended December 31,
	2020	2019
Licensing & Other Fees
Baoxin	$125,000	$125,000
Cell Source	—	6,667
Total	$125,000	$131,667
Product Sales
Baoxin	—	1,460
Total	$—	—

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2020

Unaudited

NOTE 3. Revenue Recognition (continued)

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

The Company had 7,986,500 and 8,761,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for the quarters ended December 31, 2020 and 2019, respectively; and 2,134,784 and 2,134,784 shares issuable on the conversion of outstanding Convertible Notes for quarters ended December 31, 2020 and 2019, respectively.

Net Loss per share for the following quarters is computed below:

	December 31, 2020	December 31, 2019
Net Loss	$(46,034)	$(271,860)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.001)	$(0.005)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	59,677,562	49,503,304

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	December 31, 2020	September 30, 2020
Laboratory Equipment	$257,905	$257,905
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	27,869
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(279,050)	(275,772)
Net Property and Equipment	$123,313	$126,591

Depreciation expense for quarters ended December 31, 2020 and 2019 were $3,278 and $1,459.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2020

Unaudited

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the quarters ended December 31, 2020 and 2019 were $1,423 and $1,424, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $306,300 as of December 31, 2020 and $297,731 as of September 30, 2019. Amortizable Patent Costs were $96,000 at December 31, 2020 and $96,000 at September 30, 2020. The following is the amortization expense for these patents for the next 5 years:

For the years ending September 30,
2021	$4,224
2022	$5,647
2023	$5,647
2024	$5,647
2025	$5,647

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

Systems and Methods to Isolate and Expand Stem Cells from Urine Provisional Application Number 62/335,426 Filed May 12, 2016.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2020

Unaudited

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of December 31, 2020:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Fiscal 2022	1.00%
Note Payable to Related Party	$98,775	Fiscal 2024	10.00%
Finance Lease Liability	$16,993	Fiscal 2021	14.00%
Operating Lease Liability	$10,424	Fiscal 2021	8.00%

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

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Quarter Ended December 31, 2020 and 2019 was $8,191 and $8,191, respectively.

NOTE 8. Common Stock Issuances

During the quarter ended December 31, 2019, the Company issued 875,000 shares and received proceeds of $175,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the quarter ended December 31, 2020, the Company issued 412,500 shares and received proceeds of $87,500. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the quarter ended December 31, 2020, the Company issued 80,000 shares and for services valued at $20,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for restricted securities.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2020

Unaudited

NOTE 9. Option Issuances (continued)

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options. The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability. The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise. The company did not issue stock options for the quarters ended December 31, 2020 or the quarter ended December 31, 2019.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	$0.26	1.85

Granted	—	$0.20
Exercised	—	$0.20
Expired	—	$0.20
Forfeited	—
Outstanding at December 31, 2019	8,761,500	$0.05 - $0.40	$0.26	1.80

Outstanding at September 30, 2020	7,986,500	$0.05 - $0.40	0.26	2.32

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at December 31, 2020	7,986,500	$0.05 - $0.40	$0.26	2.08
Vested at December 31, 2020	6,736,500	$0.05 - $0.40	0.26	1.77

Option Forfeitures are recorded as they occur. The intrinsic value of the outstanding stock options is $731,855 and the intrinsic value of the outstanding vested stock options is $683,855.

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

December 31, 2020

Unaudited

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of December 31, 2020:

	Classification on Balance Sheet	December 31, 2020
Assets
Finance Lease Asset	Finance lease right of use asset	$16,993
Total Finance lease assets		$16,993
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$16.993
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	0
Total operating lease liability		$16,993

Finance Lease obligations at December 31, 2020:

Twelve months ending December 31,
2021	17,598
Total Payments	17,598
Amount representing interest	(605)
Operating lease obligation, net	16,993
Operating lease obligation, current portion	(16,993)
Operating lease obligation, long-term portion	$0

The lease expense for the three months ended December 31, 2020 was $10,559, which consisted of amortization expense of $9,729 and interest expense of $830. The cash paid under the operating lease during the three months ended December 31, 2020 was $10,559. At December 31, 2020, the remaining lease term was 0.42 years (5 months) and the discount rate was 14.17%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years, which the company intends to update. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of December 31, 2020:

	Classification on Balance Sheet	December 31, 2019
Assets
Operating Lease Asset	Operating lease right of use asset	$10,424
Total Operating lease assets		$10,424
Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$10,424
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	0
Total operating lease liability		$10,424
15

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2020

Unaudited

NOTE 11. Leases (continued)

Operating Lease obligations at December 31, 2020:

Twelve months ending December 31,
2021	10,600
Total Payments	10,600
Amount representing interest	(176)
Operating lease obligation, net	10,424
Operating lease obligation, current portion	(0)
Operating lease obligation, long-term portion	$10,424

The lease expense for the three months ended December 31, 2020 was $7,950, which consisted of amortization expense of $7,639 and interest expense of $311. The cash paid under the operating lease during the three months ended December 31, 2020 was $7,950. At December 31, 2020, the remaining lease term was 0.33 years (4 months) and the discount rate was 8%.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expired on September 30, 2020 and the Company can exercise a renewal option for an additional 6 months. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the three months ended December 31, 2020 and 2019 was $7,167.

NOTE 12. Concentration of Credit

The Company received 96% of its revenues in for the quarter ended December 31, 2020 from one client, Baoxin; and 100% of its revenue from Baoxin and Cell Source in for the quarter ended December 31, 2019. The Company also had accounts receivable from Baoxin of $625,000 at December 31, 2020 and $450,000 at December 31, 2019.

NOTE 13. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publicly traded corporation and the investment is carried at cost at December 31, 2020 and September 30, 2020. The Company annually reviews its investments for impairment. After reviewing recent investment transactions of Baoxin, the Company has determined that no impairment of its investment is necessary for the quarter ended December 31, 2020.

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

NOTE 14. Related Party Transactions

On October 1, 2020, the Company executed a note with ACS Global for a principal amount of $99,125 representing the outstanding balance due to ACS Global. Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. The note may be prepaid at any time by the Company. The principal balance of the note at December 31, 2020 is $98,775.

The Company was indebted to a company that is majority owned by the Company’s two officers in the amount of $99,125 for at September 30, 2020. The advances were unsecured, and carried no interest rate and were collectible at the discretion of the company’s two officers/directors.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2020 through the date of issuance of this report. There are no subsequent events to report as of the issuance of these financial statements.

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

Background

American CryoStem Corporation was incorporated in the state of Nevada on March 13, 2009. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (“ACS”) in exchange for our issuance of 21,000,000 shares of Common Stockto ACS (the “Asset Purchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) on April 27, 2011 disclosing the Asset Purchase and certain related matters.

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

The Company believes the reproducibility of scientific studies has become a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe by standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of preclinical and clinical data to help accelerate the transition from lab research to product development and market launch. To this end, we have licensed affiliates operating on our cellular collection-processing and storage platform in Thailand, Hong Kong, and China. Significant to our efforts to advance our technology and business methods, the Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for our ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was accepted for review by the FDA on October 22, 2019 and approved on September 17, 2020. In advance of the filing the Company built and validated a new cGMP clean room processing and manufacturing area at our facility in Monmouth Junction, New Jersey, implemented and validated new Standard Operating Procedures and installed a new Quality Management System.

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

The Company charges standardized fees for ATGRAFT™ tissue processing and a minimum annual storage fee depending on the volume of tissue stored. These processing and storage fees may be paid to the Company by the collecting/treating physician or the consumer. The Company earns additional fees, for the thawing, packaging and shipment of the stored samples back to the physician or clinic for immediate use upon receipt. Additionally, physicians or patients may request that any stored ATGRAFT™ tissue sample of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing. The Company charges fees for the reprocessing of a 25ml stored ATGRAFT™ sample and may charge additional fees if expansion of the newly created ATCELL™ sample is also requested.

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

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was accepted for review by the FDA on October 22, 2019. The Company has received initial comments from the FDA regarding this application and is in the process of preparing responses. The Company updated the IND application upon completion of the responses for review by the FDA and the application was approved on September 17, 2020.

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

The Company continues to optimize additional versions of ACSelerate™ media through further research and testing to develop medium versions for differentiation of ATCELL™ ADSCs into neural, lung and other specific cell types that may be necessary for use in future clinical applications. On December 31, 2014, the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799). On December 31, 2015, the Company converted the provisional application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Clinical Growth of Human Adipose Stromal Cells. To date the patent has also been filed in the following additional countries: China and Hong Kong, India, Mexico, Brazil, the European Union, US, Japan, Thailand, Brazil, Russia, Australia, New Zealand, Canada, and Saudi Arabia.

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

International Licensing Program – The Company believes that many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received international inquiries concerning the sale or licensing of our SOPs, products and services in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong, Shenzhen and Shanghai, China, and Bangkok Thailand. The Company is currently in discussions for additional licensed territories.

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

(https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

China

On July 12, 2018, the Company announced the national launch of CRYO’s ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The Company’s management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. Additionally, Mr. Arnone and Mr. Dudzinski attended the signing of investment documents between Baoxin and Chinese government and Banking officials in Shenzhen, China as well as the official launch presentation and evening gala hosted by Baoxin in Shenzhen.

The China launch activities are in support of the Company’s previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds approximately five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. Mr. Arnone resigned as a board Member of Baoxin in 2019. Mr. Dudzinski continues to serve the Company’s interests as a board member of Baoxin. During Fiscal 2020 due to the effects and government regulations Baoxin suspended operations from February 2020 to December 2020. We have been informed by the Company Chairman and CEO that they and recently completed their new facility located in Shenzhen, China. CRYO management is working with Baoxin during this time to assist them in bringing their new facility online for processing tissue in 2021.

Hong Kong

On June 30, 2014, the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement called for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT reached further agreement to extend their relationship on a non-exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014, the Agreement automatically renewed on September 24, 2019 for an additional 3 year period.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020. Unfortunately, due to the global impact from COVID-19, CRYOVIVA suspended their tissue banking operation for most of fiscal 2020 (February to September). We are currently assisting them with the restart of their operations and initiation of their marketing program for calendar 2021.

Japan

In June 2015, the Company entered into a licensing agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. CellSource began marketing the new services initially within its existing network of clinics throughout Japan and began purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue - in future years. The non-exclusive agreement expired in June of 2020.

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

WRNMMC is part of The Military Health System (MHS) which is the enterprise within the United States Department of Defense that provides health care to active duty, Reserve component and retired U.S. Military personnel and their dependents.

The missions of the MHS are complex and interrelated: To ensure America’s 1.4 million active duty and 331,000 reserve-component personnel are healthy so they can complete their national security missions.

•	To ensure that all active and reserve medical personnel in uniform are trained and ready to provide medical care in support of operational forces around the world.
•	To provide a medical benefit commensurate with the service and sacrifice of more than 9.5 million active duty personnel, military retirees and their families.

The MHS also provides health care, through the TRICARE health plan, to:

•	active duty service members and their families,
•	retired service members and their families,
•	Reserve component members and their families,
•	surviving family members,
•	Medal of Honor recipients and their families
•	some former spouses, and
•	Others identified as eligible in the Defense Enrollment Eligibility Reporting System

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

PeproTech, Inc.

On April 4, 2016, the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, New Jersey. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX™ brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and international licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. The Company is in ongoing discussion with PeproTech related to increasing the visibility and sales of the medium and the optimization of additional medium products focused on the differentiation of adult stem cells that are synergistic to the cell culture medium. In connection with these discussions, the Company has completed an amendment to its original agreement for the expansion its collaborative efforts to finalize development of its differentiation mediums and support additional product development. The proposed amendment calls for the use of the Company’s facility by PeproTech employees for the development efforts which require the use of the Company’s cell processing facility and research samples of ATCELL throughout the testing and development. This project was scheduled for initiation in February of 2020 but has been delayed by the recent COVID-19 pandemic. The Company and PeproTech completed the amendment on August 1, 2020 and expect initial work under the amendment to begin in 2021.

Cells on Ice:

In August 2015, the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the processing and storage of each sample generated by COI network physicians. COI planned to seek regulatory approval for use of the stored samples in clinical studies utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company incorporated its existing Standard Operating Procedures (SOPs), processing protocols and patented products into COI’s studies and may provide processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. This initial work became the basis for Investigational New Drug and Investigational Device Exemption filings with the FDA.On January 3, 2018 the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company through the letter that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company ceased shipment of its ATCELL™ product within the United States and entered into discussions with the FDA concerning the filing of an IND. Since the Company’s initial response to the Warning letter it has spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically the Company designed and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019 and was approved on September 17, 2020. Additionally, the Company has implemented, qualified and validated as appropriate its completely redesigned its manufacturing SOPs and Quality Management program and new clean manufacturing space in its facility in Monmouth Junction, N.J, The Company has completed its final responses to FDA regarding the Warning Letter which was delivered to FDA OTAT in January 2020. The FDA has acknowledged the receipt of our response and has indicated that upon resumption of the production of ATCELL for our clinical study and that an audit of our new manufacturing facility and processes will be performed.

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

Additionally, the Company has in-licensedthe following IP:

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

Development of Regional U.S. Markets

Cells on Ice

In August 2015, the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine. COI is a network of physicians interested in the development and use of adipose tissue and adipose derived cellular samples in regenerative therapies and cellular medicine. The Company agreed to distribute its CELLECT® collection boxes and provide its ATGRAFT™ and ATCELL™ processing services for the collection, processing and storage of tissue samples at its NJ facility. Under the agreement, COI paid the Company for the processing and storage of each sample generated by COI network physicians. COI planned to seek regulatory approval for use of the stored samples in clinical studies and trials utilizing adipose tissue processed into Stromal Vascular Fraction (SVF) and ultimately expanded adipose derived mesenchymal adult stem cells. The Company Incorporated its Standard Operating Procedures (SOPs), processing protocols and products into COI’s studies and providing processing and other data to COI in support of their ongoing efforts to develop and obtain regulatory approval of its cellular therapies. In January 2018, the Company ceased shipping its ATCELL™ product to Cells on Ice.

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

Cryoviva (Thailand) Ltd.

On March 23, 2018, the Company into an agreement to license its ATGRAFT™ and ATCELL™ adipose tissue (fat) processing and storage technologies to Cryoviva (Thailand) Ltd., (“Cryoviva”) a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection; processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020 and the Company believes that it will see an increase in the sale of consumables and licensing fees from CRYOVIVA in fiscal 2020. The scheduled launch of CRYOVIVA’s marketing plan has been delayed because of the recent COVID-19 response and lockdown in Thailand and the US, based upon recent communication with the management team of CRYOVIVA, the Company believes that the Marketing program will commence in early 2021.

Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd.

On July 12, 2018, the Company announced the national launch of CRYO’s ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. The China launch activities are in support of the Company’s previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. During 2019 Mr. Arnone resigned from the board of Baoxin.

During Fiscal 2020, due to the effects and government regulations, Baoxin suspended operations from February 2020 to December 2020. We have been informed by the Company Chairman and CEO that they and recently completed their new facility located in Shenzhen, China. CRYO management is working with Baoxin during this time to assist them in bringing their new facility online for processing tissue in 2021.

CellSource, LTD. – Tokyo, Japan

In the second quarter of 2015, the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015, the Company and Cell Source entered into an initial term sheet licensing the ATGRAFT™ technology to CellSource for Japan. The non- exclusive agreement expired in June of 2020.

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

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007 our fax number is 732-747-7782. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey at 7 Deer Park Road, Monmouth Junction, New Jersey 08852. Our laboratory website address is www.acslaboratories.com.

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

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of these financial statements. Management’s plan with regard to this matter is to continue to fund its operations through fundraising activities in fiscal 2021 to fund future operations and business expansion.

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

Results of Operations- Three Months

The Company’s revenue for the quarter ended December 31, 2020 decreased to $129,600 versus $133,126 in the same period of Fiscal 2020. Licensing Revenue decreased to $125,000 compared to $131,666 in Fiscal 2020.

Operating expenses decreased to 171,852 for the quarter ended December 31, 2020 from $217,882 for the same period in Fiscal 2020. The main cause for the decrease was the continuing reduction of operations as an effect of COVID-19.

Interest expense for the quarter ending December 31, 2020 decreased to $24,483 as compared to $42,278 for the same period last year. The interest expense for the quarters ended December 31, 2020 and 2019 includes an additional $8,191 and $20,691 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the first quarter of Fiscal 2021 was $46,034 compared to a net loss of $271,600 for the first quarter of Fiscal 2020. The reduction of the loss for the quarter includes a reductions in Operating Expenses as well as reductions in Other Expenses, such as Foreign Taxes, Loss on Loan Issuance and Amortization of Debt Discount.

Liquidity and Capital Resources

As of December 31, 2020, the Company had a cash balance of $30,961, a decrease of $10,799 since September 30, 2020. We used $79,651 of our cash for operations and $8,569 for investing activities. The main sources of cash provided by financing activities included new equity issuances totaling $87,500.

Accounts Receivable increased to $626,600 at December 31, 2020 from $500,000 at September 30, 2020 mainly due to an increase in receivables from Baoxin for licensing fees. Due to the current economic and health conditions in China, including increased tariffs and the coronavirus, the Company is closely monitoring the impact of these circumstances.

Convertible debt increased to $566,743 an increase of $8,191 since September 30, 2020. This increase was due to the effects of amortizing the beneficial conversion feature of these notes. See Note 7. Debt reported in the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended December 31, 2020.

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

Effects of COVID-19

The main effects of the COVID-19 pandemic were with the Company’s US domestic physician network and its international partners. China and Thailand have been in lockdown during the quarter and have only recently begun re-opening in early May. This has hindered our attempts to resolve our outstanding receivable from Baoxin. Considering this, we had elected to increase our provision for doubtful accounts by $325,000 in Fiscal 2019 with regard to their outstanding balance. Cryoviva in Thailand was in the midst of implementing a new marketing program in January 2020 which has been delayed. Based upon our discussions in December with Cryoviva we expect them to restart the marketing campaign in the near future.

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

The Company leases a laboratory facility in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expired on March 31, 2020 and the Company had exercised its renewal option to extend the lease to September 30, 2020. The rent is $2,389 per month. Total rent paid for the laboratory facility for the three months ended December 31, 2020 was $7,167.

Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2020. See also Legal Proceedings below.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

On October 1, 2020, the Company executed a note with ACS Global for a principal amount of $99,125 representing the outstanding balance due to ACS Global. Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. The note may be prepaid at any time by the Company. The principal balance of the note at December 31, 2020 is $98,775.

The Company was indebted to a company that is majority owned by the Company’s two officers in the amount of $99,125 for at September 30, 2020. The advances were unsecured, and carried no interest rate and were collectible at the discretion of the company’s two officers/directors.

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

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This new ASU applies to companies that have collaborative arrangements, or agreements that involve two parties that actively participate in a joint operating activity. The company policy is to enter into collaborative arrangements that benefit its expansion of its products and services. We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808). We are collaborating with Baoxin to develop and expand clinical study of our product in China. According to the agreement, we retain all rights to co-developed intellectual property, while providing a Licensing Agreement to our collaborator allowing the use of our intellectual property in their geographic region. Since ASU 2018-18 is effective for public companies for years beginning after December 15, 2019, the Company has implemented ASU 2018-18 for Fiscal 2021. Implementation of ASU 2018-18 has not affected prior or current revenue recognition, since according to the contract we bill License Fees for the use of our intellectual property and for any products shipped.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 and concluded that the disclosure controls and procedures were effective as a whole.

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

During the quarter ended December 31, 2020, the Company issued 412,500 shares and received proceeds of $87,500. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the quarter ended December 31, 2020, the Company issued 80,000 shares and for services valued at $20,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for restricted securities.

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

AMERICAN CRYOSTEM CORPORATION

February 16, 2021	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 16, 2021	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
39