Form 10-Q
period 2021-03-31
AMERICAN CRYOSTEM Corp
filed 2021-05-17
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 15, 2021, the issuer’s $0.001 par value Common Stock totaled 60,833,131 shares outstanding.

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

American CryoStem Corporation

Consolidated Balance Sheets

As of March 31, 2021 and September 30, 2020

	31-Mar-21	30-Sep-20
	Unaudited
ASSETS
Current Assets:
Cash	$109,108	$41,760
Accounts Receivable - net of allowance for bad debt	749,350	500,000
Other Receivables	4,961	—
Inventory	21,540	20,401
Prepaid Expenses	46,900	5,000
Total Current Assets	931,859	567,161

Other Assets:
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	355,385	365,676
Fixed Assets - net of accumulated depreciation	120,035	126,591
Finance Lease - Right-of-Use-Asset	76,626	85,817
Operating Lease Right-of-Use-Asset	2,631	18,064

Total Assets	$1,800,076	$1,476,849

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$286,668	$181,924
Legal & Accounting Payable	29,168	23,568
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	573,500	558,552
PPP Loan - Current Portion	22,107	14,304
Finance Lease Liability	6,917	26,722
Operating Lease Liability	2,631	18,064
Total Current Liabilities	1,147,491	1,049,634

Long Term Liabilities:
PPP Loan	1,300	9,103
Accrued Executive Salaries	860,186	740,186
Convertible Notes Payable	125,805	—
Payable to Related Parties	147,775	99,125
Total Liabilities	2,282,557	1,898,048

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and September 30, 2020	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 60,471,697 shares issued and outstanding at March 31, 2021 and 59,570,666 issued and outstanding at September 30, 2020	60,473	59,572
Additional Paid in Capital	16,205,988	15,917,408
Accumulated Deficit	(16,748,942)	(16,398,179)
Total Shareholders’ Deficit	(482,481)	(421,199)

Total Liabilities & Shareholders’ Deficit	$1,800,076	$1,476,849

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Six Months and the Three Months Ended March 31, 2021 and 2020

Unaudited

	6 months		3 months
	31-Mar-21	31-Mar-20	31-Mar-21	31-Mar-20
Revenues
Tissue Processing & Storage	$2,775	$11,900	$1,175	$11,900
Product Sales	760	15,900	760	14,440
Licensing Fees & Royalties	250,000	266,667	125,000	135,000
Total Revenues	253,535	294,467	126,935	161,340
Less Cost of Revenues	(8,090)	(16,710)	(4,789)	(11,522)

Gross Margin	245,445	277,757	122,146	149,818

Operating Expenses
Research & Development	179,319	19,176	149,576	—
Laboratory Expense	32,344	44,622	15,461	27,224
Sales & Marketing	4,010	22,761	3,248	8,960
Professional Fees	102,190	72,220	84,255	38,072
Bad Debt Expense	—	326,800	—	324,800
General & Administrative	251,209	234,246	144,680	102,887
Total Operating Expenses	569,072	719,825	397,220	501,943

Net Gain (Loss) from Operations	(323,627)	(442,068)	(275,074)	(352,125)

Other Income (Expenses):
Interest Income	3	22	1	22
Laboratory Rent	3,000	—	—	—
Gain on Value of Derivative	—	133,892	—	132,019
Gain on write off of Liability	24,000	166,667	—	166,667
Loss on Debt Settlement	—	(2,504)	—	(2,504)
Foreign Taxes	—	(13,808)	—	(7,247)
Loss on Loan Issuance	—	(92,951)	—	—
Amortization of Debt Discount	—	(84,000)	—	(42,000)
Exchange Rate	86	—	86	—
Interest Expense	(38,139)	(42,930)	(21,847)	(21,343)
Interest Expense (beneficial conversion feature-debenture)	(16,086)	(41,382)	(7,895)	(20,691)
Penalties	—	(25)	—	(25)

Net Loss	$(350,763)	$(419,087)	$(304,729)	$(147,227)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.006)	$(0.008)	$(0.005)	$(0.003)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	59,963,564	49,883,110	60,248,623	50,262,918

 See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Six Months and the Three Months Ended March 31, 2021 and 2020

Unaudited

	31-Mar-21	31-Mar-20
Operating Activities:
Net loss	$(350,763)	$(419,087)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on Write Off of Liability	(24,000)	—
Derivative change in fair value	—	(133,892)
Loss on Loan Issuance	—	92,951
Amortization of Debt Discount	—	84,000
Bad Debt Expense	—	326,800
Common Stock for Services	20,000	—
Interest paid in Common Stock	26,148	—
Interest Expense - Beneficial Conversion Feature	16,086	41,382
Depreciation & Amortization Expense	45,274	16,689

Changes in operating assets and liabilities
Accounts Receivable	(249,350)	(249,941)
Related Party Receivable	(4,961)	—
Prepaid expense	33,100	—
Inventory	(1,139)	(11,253)
Accounts Payable and Accrued Expenses	134,344	(175,260)
Accrued Executive Compensation	120,000	120,000
Deferred Revenue	—	(16,666)
Net cash used by operations	(235,261)	(324,277)

Investing activities:
Purchase of equipment	—	(2,740)
Patents development	(19,236)	(5,190)
Net cash used by investing activities	(19,236)	(7,930)

Financing activities:
Issuance of Common Shares	143,000	175,000
Note Converted to Stock	—	168,000
Issuance of Convertible Notes	150,000	—
Paid down Finance Lease	(19,805)	(17,210)
Payable to related party	48,650	(6,166)
Net cash provided by financing activities	321,845	319,624

Net change in cash	67,348	(12,583)

Cash balance at beginning of the period	41,760	23,800

Cash balance at end of the period	$109,108	$11,217

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,312	$3,907
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Changes in Shareholders’ Deficit

For the Six Months and the Three Months Ended March 31, 2021 and 2020

Unaudited

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

Issuance of common shares	875,000	875	174,125		175,000
Net loss				(419,087)	(419,087)

Balance at March 31, 2020	50,262,918	$50,264	$14,105,625	$(15,637,981)	$(1,482,092)

Balance at September 30, 2020	59,570,665	$59,572	$15,917,408	$(16,398,179)	$(421,199)

Issuance of common shares	640,000	640	142,360		143,000
Common Stock for Services	80,000	80	19,920		20,000
Common Stock for Prepaid Expenses	100,000	100	74,900		75,000
Common Stock for Interest	81,031	81	26,067		26,148
Beneficial Conversion Feature			25,333		25,333
Net loss				(350,763)	(350,763)

Balance at March 31, 2021	60,471,696	$60,473	$16,205,988	$(16,748,942)	$(482,481)

Balance at December 31, 2019	50,262,918	$50,264	$14,105,625	$(15,490,754)	$(1,334,865)

Net loss				(147,227)	(147,227)

Balance at March 31, 2020	50,262,918	$50,264	$14,105,625	$(15,637,981)	$(1,482,092)

Balance at December 31, 2020	60,063,165	$60,064	$16,024,416	$(16,444,213)	$(359,733)

Issuance of common shares	227,500	228	55,272		55,500
Common Stock for Prepaid Expenses	100,000	100	74,900		75,000
Common Stock for Interest	81,031	81	26,067		26,148
Beneficial Conversion Feature			25,333		25,333
Net loss				(304,729)	(304,729)

Balance at March 31, 2021	60,471,696	$60,473	$16,205,988	$(16,748,942)	$(482,481)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

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

The Company’s first US Clinical Study (FDA file No. 19089) for its flagship cellular therapy product ATCell was initiated in September of 2020. The clinical study for Post Concussion Syndrome will establish safety and collect efficacy data for the use of ATCell delivered by infusion therapy. The Company is planning additional studies with collaborators which the Company expects to file upon completion of the protocol and submission and approval by the US Food and Drug Administration.

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

The Consolidated Financial Statement Disclosures for the quarter ended March 31, 2021 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10K for the year ended September 30, 2020.

Use of Estimates – The preparation of the financial statements in conformity with United States generally accepted accounting principles (“GAAP”) uniformly applied requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Cash – For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less. Occasionally, the Company maintains cash balances at financial institutions that exceed federally insured limits.

Accounting for Investments – The Company accounts for investments based upon the type and nature of the investment and the availability of current information to determine its value. Investments in marketable securities in which there is a trading market will be valued at market value on the nearest trading date relative to the Company’s financial reporting requirements. Investments which there is no trading market from which to obtain recent pricing and trading data for valuation purposes will be valued based upon management’s review of available financial information, disclosures related to the investment and recent valuations related to the investment’s fundraising efforts.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Revenue Recognition – Effective October 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard to all contracts with customers that were not completed as of October 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented, since there is no material effect on the presentation of the financial positions or statements of operations. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not have an impact on the amount of reported revenues. See Note 3 “Revenue Recognition” for additional information.

Advertising – Advertising Cost are reported as they are incurred. Advertising Costs were $370 and $222 for the six months ended and the three months ended March 31, 2021; and $0 for the six months ended March 31, 2020 and $0 for the three months ended March 31, 2020, which is included in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense – The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $337,515 at March 31, 2021 and $337,515 at September 30, 2020. See Note 12 for further explanation.

Inventory – Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $21,540 at March 31, 2021 and $20,401 at September 30, 2020.

Long Lived Assets – The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Fixed Assets – Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is estimated as follows:

Office Equipment	5 years
Lab Equipment & Furniture	7 years
Lab Software	5 years
Leasehold Improvements	15 years

Income taxes – The Company accounts for income taxes in accordance with generally accepted accounting principles which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2021 and September 30, 2020, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2019 are subject to IRS and State of New Jersey audit.

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

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This new ASU applies to companies that have collaborative arrangements, or agreements that involve two parties that actively participate in a joint operating activity. We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808). ASU 2018-18 is effective for public companies for years beginning after December 15, 2019. The Company has implemented ASU 2018-18 in Fiscal 2021.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

NOTE 3. Revenue Recognition (continued)

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin, Cell Source, CryoViva, Pepro-Tech and Personal Cell Sciences; and 4. Products sales revenues from Baoxin and CryoViva. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
c.	The Company has determined as of the date of this report not to make an allowance upon recognition of the Baoxin revenue based upon review of Baoxin’s most recent audited financial statements, documentation provided by Baoxin concerning the completion of their new 100,000 sq ft facility during the pandemic and the ongoing uncertainties regarding the continuing effects of the COVID 19 pandemic in China.
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

We believe our contract with Baoxin falls under the collaborative arrangements guidance in (ASC 808) from the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. Implementation of ASU 2018-18 has not affected prior or current revenue recognition, since according to the contract, we bill License Fees for the use of our intellectual property and for any products shipped.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the Six Months and Three Months ended March 31, 2021 and 2020.

Licensing & Other Fees	6 months 3-31-2021	6 months 3-31-2020	3 months 3-31-2021	3 months 3-31-2020
Baoxin	$250,0 00	$250,000	$125,000	$125,000
Cell Source	—	16,667	—	10,000
Totals	$250,000	$266,667	$125,000	$135,000

Product Sales
Baoxin	$—	$5,840	$—	$4,380
CryoViva	—	10,060	—	10,060
Science Diagnostics	760	—	760	—
Totals	$760	$15,900	$760	$14,440
10

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

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

Product Returns

We only offer product returns in the event a delivered product is found to be defective for which we offer replacement only. The Company has not had any product returned based upon a defective product claim; however return experience may change over time.

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

The Company had 7,986,500 and 8,761,500 shares of Common Stock issuable upon exercise of all outstanding stock options for the six months ended March 31, 2021 and 2020, respectively; and 2,268,117 and 2,134,784 shares issuable on the conversion of outstanding Convertible Notes for the three months ended March 31, 2021 and 2020, respectively.

Net Loss per share for the following periods is computed below:

	6 months		3 months
	31-Mar-21	31-Mar-20	31-Mar-21	31-Mar-20
Net Loss	$(350,763)	$(419,087)	$(304,729)	$(147,227)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.006)	$(0.008)	$(0.005)	$(0.003)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	59,963,564	49,883,110	60,248,623	50,262,918
11

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	March 31, 2021	September 30, 2020
Laboratory Equipment	$257,905	$257,905
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	27,869
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(282,327)	(275,772)
Net Property and Equipment	$120,036	$126,591

Depreciation expense for the six months ended March 31, 2021 and 2020 were $6,555 and $4,666, respectively and for the three months ended March 31, 2021 and 2020 were $3,277 and $3,207, respectively.

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the six and three months ended March 31, 2021 were $29,527 and $28,104, respectively and for the six and three months ended March 31, 2020 were $2,832 and $1,408, respectively

Patents still in the application process and trademarks have not been amortized. The unamortized costs of patents in the application process along with costs of trademarks are $174,794 as of March 31, 2021 and $297,731 as of September 30, 2020. Amortizable Patent Costs were $238,172 at March 31, 2021 and $96,000 at September 30, 2020. The following is the amortization expense for these patents for the next 5 years:

For the twelve months ending March 31,
2022	$14,010
2023	$14,010
2024	$14,010
2025	$14,010
2026	$14,010

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

On December 18, 2018, the Company was awarded US Patent No. US 10,154,664 B2 titled “Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation” U.S. Serial No. 13/646,647 filed October 5, 2012 with a priority date of October 6, 2011.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

NOTE 6. Patent & Patents Filings (continued)

Additionally, this patent has been filed European Union Application No. EPI3800847.9 and China Application No. 2013800391988.

Human Serum for Cell Culture Medium for Clinical Growth of Human Adipose Stromal Cells, International PCT filing PCT/US/68350 filed December 31, 2015 with a priority date of December 31, 2014. During 2017, the Company extended the filing into China, the EU, India, Japan, the Kingdom of Saudi Arabia, Canada and Mexico.

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of March 31, 2021:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 75 cents	$150,000	Fiscal 2022	5.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
Finance Lease Liability	$7,039	Fiscal 2021	14.00%
Operating Lease Liability	$2,631	Fiscal 2021	8.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.75 with the amount of shares exercisable based on the face value of the convertible note. The holders of the bridge notes also have an option to purchase shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report, 36,500 of these options remain outstanding.

On April 6, 2018, the Company issued a debenture and received proceeds of $100,000. The debenture matured March 2020 and has an exercise price of $.40 with interest at 8%. The entire Carrying Value of $100,000 was due March 2020.

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures mature in 2021 and have an exercise price of $.33 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2021.

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Six and Three Months ended March 31, 2021 was $14,948 and $6,757, respectively; and $16,382 and $8,191 for the Six and Three Months ended March 31, 2020, respectively.

In March 2021, the Company issued debentures and received proceeds of $150,000. The debentures mature in December 2022 and have an exercise price of $.75 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2022.

As a result of the issue, the Company recognized interest expense of $25,333 as a beneficial conversion feature of the debentures, which has been amortized over the lives of the notes. The Interest Expense due to the Beneficial Conversion Feature for the Six and Three Months ended March 31, 2021 was $1,138 and $1,138, respectively.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

Note 8. Common Stock Issuances

During the six months ended March 31, 2021, the Company issued 640,000 shares and received proceeds of $143,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2021, the Company issued 80,000 shares and for services valued at $20,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2021, the Company issued 100,000 shares for services to be provided valued at $75,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2021, the Company issued 81,031 shares to pay interest due holders of bridge notes and convertible notes. The amount of interest paid was $26,147. The share prices were determined by the aggregate market price for the week in which the interest became due.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options.  The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability.  The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise The company did not issue any options and there was no stock based compensation for the six months ended March 31, 2021 and 2020.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	$0.26	1.85

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at March 31, 2020	8,761,500	$0.05 - $0.40	$0.26	1.80

Outstanding at September 30, 2020	7,936,500	$0.05 - $0.40	0.26	2.32

Granted	—
Exercised	—
Expired		$0.40
Forfeited	—
Outstanding at March 31, 2021	7,936,500	$0.05 - $0.40	$0.26	1.85
Vested at March 31, 2021	6,686,500	$0.05 - $0.40	0.26	1.53

Option forfeitures are recorded as they occur. The intrinsic value of the outstanding stock options is $4,031,225 and the intrinsic value of the vested stock options is $3,703,725 at March 31, 2021.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment is scheduled for May 1, 2021. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of March 31, 2021:

	Classification on Balance Sheet	March 31, 2021
Assets
Finance Lease Asset	Finance lease right of use asset	$76,626
Total Finance lease assets		$76,626

Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$6.917
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	—
Total operating lease liability		$6.917

Finance Lease obligations at March 31, 2021:
Total Payments	$7,039
Amount representing interest	(122)
Finance lease obligation, net	$6,917
Finance lease obligation, current portion	6,917
Finance lease obligation, long-term portion	$—

The lease expense for the six months and three months ended March 31, 2021 was $10,503 and $5,078, respectively which consisted of amortization expenses of $9,191 and $4,596, respectively along with interest expenses of $1,312 and $482, respectively. At March 31, 2021, the remaining lease term was 0.17 years (2 months) and the discount rate was 14.17%.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expires on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of March 31, 2021:

	Classification on Balance Sheet	March 31, 2021
Assets
Operating Lease Asset	Operating lease right of use asset	$2,631
Total Operating lease assets		$2,631

Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$2,631
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	—
Total operating lease liability		$2,631

Lease obligations at March 31, 2021:
Total Payments	$2,650
Amount representing interest	(19)
Operating lease obligation, net	$2,631
Operating lease obligation, current portion	(2,631)
Operating lease obligation, long-term portion	$—

The lease expense for the six months and three months ended March 31, 2021 was $15,900 and $7,950, respectively which consisted of amortization expense of $15,433 and $7,793, respectively and interest expense of $467 and $157, respectively. The cash paid under the operating lease during the six months ended March 31, 2021 was $15,900. At March 31, 2021, the remaining lease term was 0.083.years (1 month) and the discount rate was 8%.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expired on March 31, 2020 and the Company can exercise a renewal option for an additional 6 months. The Company is currently in negotiations with the landlord regarding renewing the lease. While the Company is negotiating the lease, it continues to pay rent on a month to month basis. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the six months and three months ended March 31, 2021 was $14,334 and $7,167, respectively.

NOTE 12. Concentration of Credit

The Company received 97% of its revenues for the six ended March 31, 2021 from one client, Baoxin. The Company received 96% of its revenues for the six months ended March 31, 2020 from three clients, Baoxin, Cell Source and CryoViva. The Company also had accounts receivable from Baoxin of $1,075,000 at March 31, 2021 and $578,295 at March 31, 2020. For the Baoxin receivable, the Company has recorded an allowance for doubtful accounts of $325,000.

NOTE 13. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publically traded corporation and the investment is carried at cost at March 31, 2021 and September 30, 2020. The Company annually reviews its investments for impairment. After reviewing recent investment transactions of Baoxin, the Company has determined that no impairment of its investment is necessary for the six months ended March 31, 2021.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2021

Unaudited

NOTE 14. Related Party Transactions

On October 1, 2020, the Company executed a note with ACS Global for a principal amount of $99,125 representing the outstanding balance due to ACS Global. Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. On March 1, 2021 the note was increased by $49,000 for advances to the Company. The note may be prepaid at any time by the Company. The principal balance of the note at March 31, 2021 is $147,775.

The Company was indebted to a company that is majority owned by the Company’s two officers in the amount of $99,125 at September 30, 2020. The advances were unsecured, and carried no interest rate and were collectible at the discretion of the company’s two officers/directors.

As of March 31, 2021, a Company majority owned by the CEO and Chairman of American CryoStem was indebted to American CryoStem Corporation in the amount of $4,961 for advances paid for expenses incurred.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2021 through the date of issuance of this report and reports there are no subsequent events.

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

The Company believes the reproducibility of scientific studies is a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe by standardizing handling, storage, and transportation protocols we can substantially improve the quality and reproducibility of preclinical and clinical data to help accelerate the transition from lab research to product development and market launch.  To this end, we have licensed affiliates operating on our cellular collection-processing and storage platform in Thailand, Hong Kong, and China. Significant to our efforts to advance our technology and business methods, the Company updated its Standard Operating Procedures (SOP’s) to FDA, cGMP standards, entered into a Cooperative Research and Development Agreement (CRADA) with Walter Reed National Military Medical Center (WRNMMC) and filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for our ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was accepted and approved on September 17, 2020. In advance of the filing the Company built and validated a new cGMP clean room processing and manufacturing area at our facility in Monmouth Junction NJ, implemented and validated new Standard Operating Procedures and installed a new Quality Management System.

Our proprietary, patent pending processing platform allows for the collection, preparation, and cryo-preservation of adipose tissue without manipulation, bio-generation, animal-derived products or other chemical materials which require removal from the tissue sample upon retrieval or prior to use. Management believes this core process makes each tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies.

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

To date, we have generated minimal revenue; however, subject to, among other factors, obtaining the requisite financing, management believes that we are well positioned to utilize our developed products and services as the foundation for domestic and international distribution through licensees of our technologies and a host of Regenerative Medicine application uses and future therapy products. In the US we operate an FDA registered laboratory facility that generates revenue from; the processing and storage of adipose tissue (ATGRAFT™), the processing of adipose tissue into its cellular components for future use (ATCELL™) and the production and sale of our tissue collection boxes (CELLECT®), and patented media products (ACSelerate™).

Our branded product and service offerings include:

CELLECT® Validated Collection, Transportation, and Storage System – An unbreakable “chain of custody” clinical solution for physicians or researchers to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our proprietary ACSelerate–TR™ transport medium into all collection bags which supports the health of the tissue during transport at ambient temperature. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology platform to be used by our domestic physician network and international licensees of our platform technologies. The CELLECT® service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

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

ATGRAFT™ Adipose Tissue Storage Service – A clinical fat storage solution allowing physicians to provide their patients with multiple tissue and cell storage options. Through one liposuction procedure, the ATGRAFT™ service, allows individuals to prepare for future cosmetic or regenerative procedures by storing multiple samples of their own adipose tissue to be returned in the future as a natural biocompatible filler, or the sample may be further processed to create cellular therapy applications without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our validated standard operating procedures so that stored fat tissue sample(s) may be retrieved in the future and re-processed to create stem cells “ATCELL™” for use in Regenerative medicine applications. The ATGRAFT™ service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

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

ATCELL™ Adipose Derived Stem Cells (ADSCs) Processed and characterized adipose derived regenerative cells (ADRCs) are cultured utilizing the Company’s proprietary Standard Operating Procedures (SOPs) and ACSelerate™ patented cell culture media. ATCELL™ is the Company’s trademarked name for its ADRCs and differentiated cell products and processing methodology. The Company maintains multiple master and differentiated cell lines labeled according to their characterization. (i.e. ATCELL™ (adipose derived stem cells) ATCELL-SVF™ (stromal vascular fraction), ATCELL–CH™ (differentiated chondrocytes), etc. Cell lines are custom created and stored for patients desiring to have “On Demand” samples of their cells for their personal use in future Regenerative Medicine procedures. The Company charges its customers fees for newly collected client tissue samples to be processed and to process a previously stored ATGRAFT™ sample. All customer samples submitted for processing must utilize the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs and quality control standards.

The Company believes it will earn additional fees based upon the proposed storage configuration of the final ATCELL™ sample, and for future cellular product creation by culturing additional samples in the ACSelerate™ cell culture and differentiation media. Cell culturing and differentiation can be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved ATGRAFT™ or ATCELL™ sample. ATCELL™ has shown that it is ideally suited for expansion and differentiation into additional cell types utilizing the ACSelerate™ line of culture and differentiation mediums. The ATCELL™ processing, products and services are incorporated into our granted patent “Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation” US 10,154,664 issued December 18, 2018, and “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018. The ACSelerate Medium products are incorporated into our granted patents “Cell Culture Media, Kits and Methods of Use”; US Patent No. 7,989,205 issued August 2, 2011 with additional claims granted in US Patent No. 9,487,755 granted November 8, 2016.

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

The Company intends to support its cell therapy application research, development and collaborative efforts by making ATCELL™ and ATGRAFT™ samples available for research and product development purposes through joint ventures, and university and commercial collaborations. We believe these adipose tissue and cell line samples, will be highly sought after by private researchers and universities for use in pre-clinical trial studies and in-vitro research due to our clinical processing methodology, donor sample data and the ability to create multiple cell types that have identical genetic profiles. Additionally, we believe our clinical processing methods, data collection, ATCELL™ testing and the ability to make multiple cell types from the same donor line allows research teams to focus on application development and avoid bench to commercialization delays. The Company also makes available research samples of its ATCELL™ cell products to users of its ACSelerate™ cell culture media for application development.

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was accepted for review by the FDA on October 22, 2019, and approved on September 17, 2020.

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

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium (clinical) grade and FBS (research) grade. This patent covers both research grades and grades - suitable for cell culture of adipose-derived stem cells intended for use in humans. Additionally, on November 8, 2016, the Company was granted additional claims from the continuation U.S. Serial No. 13/194,900 issued as a new Patent Serial No. 9,487,755.

The Company has created several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ - xeno serum free cell culture media,
•	ACSelerate-SFM™ - animal serum free cell culture media,
•	ACSelerate-LSM™ - low FBS (0.05%) cell culture media,
•	ACSelerate-CY™ - for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™),
•	ACSelerate-OB™ - for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™)
•	ACSelerate-AD™ - for differentiation of ATCELL™ into adipocytes (ATCELL-AD™)
•	ACSelerate-MY™ - for differentiation of ATCELL™ into myocytes (ATCELL-MY™)
•	ACSelerate-CP™ - non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media
•	ACSelerate-TR™ - sterile transportation medium designed to maintain the viability of the tissue during the shipment of adipose tissue to our processing facility.

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

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Each product is genetically unique to the individual and custom blended, deriving its key ingredients from the individual client’s own stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures that it developed for the ATGRAFT™ and ATCELL™ cell processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and long-term storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company and its ATGRAFT™ and ATCELL™ products.

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

International Licensing Program – Many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company has received international inquiries concerning the sale or licensing of our SOPs, products and services in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong, Shenzhen and Shanghai, China, and Bangkok Thailand. The Company is currently in discussions for additional licensed territories.

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

(https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

China

On July 12, 2018, the Company announced the national launch of CRYO’s ATGRAFT™ tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The Company’s management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFT™ platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. Additionally, Mr. Arnone and Mr. Dudzinski attended the signing of investment documents between Baoxin and Chinese government and Banking officials in Shenzhen, China to construct one of the largest biotech stem cell processing and storage laboratories in China as well as the official launch presentation and evening gala hosted by Baoxin in Shenzhen.

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

In 2017, as part of the Company’s transaction with Baoxin, HIT and the Company agreed to transfer certain product and distribution rights granted to HIT under its 2014 agreement to Baoxin. The Company was paid of fee of US $100,000 in the transaction and was provided with an initial ownership position in a planned Regenerative Treatment Center to be established by HIT in Hong Kong.

Thailand

On April 5, 2018, the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement to license its ATGRAFT™ and ATCELL adipose tissue (fat) processing and storage technologies with Cryoviva (Thailand) Ltd., a Bangkok, Thailand, based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection; processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020. Unfortunately, due to the global impact from COVID-19, CRYOVIVA suspended their tissue banking operation for most of fiscal 2020. We are currently assisting them with the restart of their operations and initiation of their marketing program for calendar 2021.

Japan

In June 2015, The Company entered into a licensing agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The Company also assisted CellSource in upgrading its facility in Japan and provided training in the ATGRAFT™ processing and recordkeeping procedures. CellSource began marketing the new services initially within its existing network of clinics throughout Japan and began purchasing its CELLECT™ and ACSelerate-CP™ cryoprotectant from the Company in the third quarter of 2015. Upon execution of the Agreement, the Company received an upfront payment and will receive additional minimum annual payments, and consumable product sales revenue - in future years. The non-exclusive agreement expired in June of 2020.

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

Investigational New Drug (IND)

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

Cooperative Research and Development Agreement (CRADA)

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

•	To ensure that all active and reserve medical personnel in uniform are trained and ready to provide medical care in support of operational forces around the world.
•	To provide a medical benefit commensurate with the service and sacrifice of more than 9.5 million active-duty personnel, military retirees, and their families.

The MHS also provides health care, through the TRICARE health plan, to:

•	Active-duty service members and their families,
•	Retired service members and their families,
•	Reserve component members and their families,
•	Surviving family members,
•	Medal of Honor recipients and their families,
•	Some former spouses, and
•	Others identified as eligible in the Defense Enrollment Eligibility Reporting System

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

On January 3, 2018, the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company that the FDA has determined that its autologous adipose derived cell product ATCELL™ is a drug under current FDA regulations and guidance and requested that the Company file an Investigational New Drug (IND) application. In response to the letter the Company ceased shipment of its ATCELL™ product within the United States and entered into discussions with the FDA concerning the filing of an IND. Since the Company’s initial response to the Warning letter, it has spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically, the Company designed and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019 and was approved on September 17, 2020. Additionally, the Company has implemented, qualified, validated a complete redesigned of its manufacturing SOPs and Quality Management program, as well as constructed new cleanroom manufacturing space in its facility in Monmouth Junction, N.J, The Company has completed its final responses to FDA regarding the Warning Letter which was delivered to FDA OTAT in January 2020. The FDA has acknowledged the receipt of our response and has indicated that upon resumption of the production of ATCELL for our clinical study that an audit of our new manufacturing facility and processes may be performed at the completion of Phase I, prior to beginning Phase II.

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
28

The Company in-licenses the following IP:

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

Trademarks

In addition to patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem®, American CryoStem “America’s Stem Cell Bank”®, CELLECT® and ATGRAFT™. We utilize additional trademarks for our products, slogans and themes to be used in our marketing initiatives including, for example, ACSelerate – MAX SFM™, ACSelerate-SFM™, ACSelerate- LSM™ and ATCELL™.

The Company has also secured a number of online domain names relevant to its business, including www.americancryostem.com, www.acslaboratories.com and ATGRAFT.com.

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, therapeutic applications, and research/commercial uses of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing programs is closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to continue to employ advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

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

Market Size and Opportunities

By leveraging and capitalizing on our proprietary Adipose Tissue Processing Platform, we are working to address multiple high growths, multi-billion-dollar market opportunities, including those prevailing within the Regenerative Medicine, Cosmeceuticals, Medical Tourism and Cell Culture Media markets. The Company regularly reviews independent market research to gauge the market dynamics of its intended domestic and international markets and to identify additional areas within these markets where the Company’s cell culture medium, laboratory products, and tissue and cellular processing services, can be marketed, sold and/or licensed.

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

Qualified Licensees can quickly take advantage of the rapidly expanding opportunity to collect, process, store and culture individual regenerative cell samples for their clients with the comfort and confidence that they are providing services that have been developed to conform to US FDA standards. Core to the relationship is the developed proprietary patented and patent pending processing and laboratory operational methodologies contained in our Standard Operating Procedures, Training, and Continuous Quality Management, Testing Program, and Laboratory Operations manuals.

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company may receive an initial fee under the agreement which may or may not be credited toward future royalty payments. Following evaluation of the prospective licensee the Company will enter into a final Agreement which outlines all upfront fees, minimum royalties, consumable purchase obligations of the Licensee and may contain a minimum annual license fee.

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

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA has scheduled the launch of its marketing campaign for the first quarter of 2020 and the Company believes that it will see an increase in the sale of consumables and licensing fees from CRYOVIVA in fiscal 2020. Based upon communication with the management team of CRYOVIVA, the scheduled launch of CRYOVIVA’s marketing plan has been delayed due to the COVID 19 outbreak, response and lockdown in Thailand and the US. The Company believes that the Marketing program will commence in 2021.

Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd

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

During Fiscal 2020, due to the effects of the COVID 19 Pandemic and government regulations, Baoxin suspended operations. We have been informed by the Company Chairman and CEO that they have recently completed their new facility in Shenzhen, China. CRYO management is working with Baoxin during this time to assist them in bringing their new facility online for tissue processing in 2021.

CellSource, LTD. – Tokyo, Japan

In the second quarter of 2015, the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet licensing the ATGRAFT™ technology to CellSource for Japan. The non- exclusive agreement expired in June of 2020 and has not been renewed.

Health Information Technology Company, LTD – Hong Kong and Shenzhen, China

On June 30, 2014, the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service in Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes, initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kit as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen cord blood collection facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. In 2017 as part of the Company’s transaction with Baoxin, HIT and the Company agreed to transfer certain product and distribution rights granted to HIT under its 2014 agreement to Baoxin. The Company was paid a fee in the transaction and was provided with an initial ownership position in a planned Regenerative Treatment Center to be established by HIT in Hong Kong.

The HIT license has been extended per the terms of Schedule B of the Term Sheet, dated June 30, 2014, for an additional 3 year period to June 30, 2023.

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey 07724 and our telephone number is (732) 747-1007 our fax number is 732-747-7782. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey at 7 Deer Park Drive, Monmouth Junction, NJ 08852.

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

Results of Operations — Three Months

The Company’s revenue for the quarter ended March 31, 2021 decreased to $126,935 versus $161,340 in the same period of Fiscal 2020. Licensing Revenue decreased to $125,000 compared to $135,000 in Fiscal 2020.

Operating expenses decreased to $397,220 for the quarter ended March 31, 2021, from $501,943 for the same period in Fiscal 2020. Although the company increased its Research and Development efforts and increased it Professional Fees due to hiring an Investor Relations firm, it was able to reduce its overall Operating Expenses, since in 2020 it increased its Allowance for Doubtful Accounts.

Administrative expenses increased to $144,680 from $102.887 due to an increase in amortization of patents.

Interest expense for the quarter ending March 31, 2021 decreased to $29,742 as compared to $42,034 for the same period in 2020. The interest expense for the quarters ended March 31, 2021 and 2020 includes an additional $7,985 and $20,691 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the second quarter of Fiscal 2021 was $304,729 compared to a net loss of $147,227 for the second quarter of Fiscal 2020. The increase of the loss for the 2021 quarter was primarily due to the absence of Other Income Items such as the Gain on the value of the derivative and the Gain due to the write-off of an outstanding liability in the 2020 quarter.

Liquidity and Capital Resources

As of March 31, 2021, the Company had a cash balance of $109,108, an increase of $67,348 since September 30, 2020. We used $235,261 of our cash for operations and $19,236 for investing activities. The main sources of cash provided by financing activities included new equity and debt issuances totaling $342,500

Accounts Receivable increased to $749,350 at March 31, 2021 from $500,000 at September 30, 2020 mainly due to an increase in receivables from Baoxin for licensing fees. Due to the current economic and health conditions in China, including increased tariffs and the Corona virus, the Company is closely monitoring the impact of these circumstances.

Convertible debt increased to $699,305 an increase of $140,753 since September 30, 2020. This increase was due to the issuance of an additional $150,000 of new Convertible Notes along with the effects of increasing and amortizing the beneficial conversion feature of these notes. See Note 7. Debt reported in the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2021.

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

Effects of COVID 19

The main effects of the COVID 19 pandemic were with the Company’s US domestic physician network and its international partners. China, Hong Kong and Thailand have been in lockdown since January 2020. This has hindered our attempts to resolve our outstanding receivable from Baoxin. Considering this, we elected to increase our provision for doubtful accounts by $325,000 in Fiscal 2019 with regard to their outstanding balance. Cryoviva Thailand was in the midst of implementing a new marketing program in January 2021 which continues to be delayed due to the circumstances. Based upon our discussions in March 2021 with Cryoviva (Thailand) and Baoxin (China) we expect them to restart the marketing campaign efforts in 2021.

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. The final lease payment was made on May 1, 2021. Now that the final payment has been made, the Company owns the equipment. See Note 11: Leases in the financial statements.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expired on April 30, 2021 and the Company exercised a renewal option for an additional three years. See Note 11. Leases in the Financial Statements.

The Company leases a laboratory facility in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The lease expired on March 31, 2021 and is on a month-to-month basis. The Company is currently negotiating an extension of the lease to March 31, 2022. The rent payment was $2,389 per month. Total rent paid for the laboratory facility for the three months ended March 31, 2021 was $7,167.

Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2021. See also Legal Proceedings below.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

On October 1, 2020, the Company executed a note with ACS Global for a principal amount of $99,125 representing the outstanding balance due to ACS Global. The Company increased the amount of the note to $148,125 on March 1, 2021. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. The note may be prepaid at any time by the Company. The principal balance of the note at March 31, 2021 is $147,775.

The Company was indebted to a company (ACS Global) that is majority owned by the Company’s two officers in the amount of $99,125 at September 30, 2020. The advances were unsecured, and carried no interest rate and were collectible at the discretion of the company’s two officers/directors.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 and concluded that the disclosure controls and procedures were effective as a whole.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

During the six months ended March 31, 2021, the Company issued 640,000 shares and received proceeds of $143,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2021, the Company issued 80,000 shares and for services valued at $20,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2021, the Company issued 100,000 shares for services to be provided valued at $75,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2021, the Company issued 81,031 shares to pay interest due holders of bridge notes and convertible notes. The amount of interest paid was $26,147. The share prices were determined by the aggregate market price for the week in which the interest became due.

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

AMERICAN CRYOSTEM CORPORATION

May 17, 2021	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 17, 2021	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
39