Form 10-Q
period 2021-06-30
AMERICAN CRYOSTEM Corp
filed 2021-08-23
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4574088
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1 Me Road, Eatontown, NJ 07724

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 13, 2021, the issuer’s $0.001 par value Common Stock totaled 60,584,185 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial StatementS

American CryoStem Corporation

Consolidated Balance Sheets

As of June 30, 2021 and September 30, 2020

	30-Jun-21	30-Sep-20
	Unaudited
ASSETS
Current Assets:
Cash	$7,369	$41,760
Accounts Receivable - net of allowance for bad debt	874,560	500,000
Inventory	25,782	20,401
Prepaid Expenses	—	5,000
Total Current Assets	907,711	567,161

Other Assets:
Investment in Baoxin - at cost	300,000	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	367,843	365,676
Fixed Assets - net of accumulated depreciation	188,788	126,591
Finance Lease - Right-of-Use-Asset	—	85,817
Operating Lease Right-of-Use-Asset	—	18,064

Total Assets	$1,777,882	$1,476,849

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$309,573	$181,924
Legal & Accounting Payable	60,738	23,568
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	573,500	558,552
PPP Loan - Current Portion	23,407	14,304
Finance Lease Liability	—	26,722
Operating Lease Liability	—	18,064
Total Current Liabilities	1,193,718	1,049,634

Long Term Liabilities:
PPP Loan	—	9,103
Accrued Executive Salaries	920,186	740,186
Convertible Notes Payable	129,218	—
Note Payable to Related Parties	147,775	99,125
Payable to Related Paty	629	—
Total Liabilities	2,391,526	1,898,048

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and September 30, 2020	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 60,584,185 shares issued and outstanding at June 30, 2021 and 59,570,666 issued and outstanding at September 30, 2020	60,585	59,572
Additional Paid in Capital	16,541,183	15,917,408
Accumulated Deficit	(17,215,412)	(16,398,179)
Total Shareholders’ Deficit	(613,644)	(421,199)

Total Liabilities & Shareholders’ Deficit	$1,777,882	$1,476,849

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Nine Months and the Three Months Ended June 30, 2021 and 2020

Unaudited

	9 months		3 months
	30-Jun-21	30-Jun-20	30-Jun-21	30-Jun-20
Revenues
Tissue Processing & Storage	$7,575	$11,900	$4,800	—
Product Sales	760	22,670	—	6,770
Licensing Fees & Royalties	375,000	398,333	125,000	131,666
Total Revenues	383,335	432,903	129,800	138,436
Less Cost of Revenues	(8,672)	(21,216)	(582)	(4,506)

Gross Margin	374,663	411,687	129,218	133,930

Operating Expenses
Research & Development	298,889	—	119,570	—
Laboratory Expense	50,056	78,702	17,712	14,904
Sales & Marketing	5,196	24,314	1,186	1,553
Professional Fees	142,026	81,230	39,836	9,010
Stock Compensation Expense	296,109	—	296,109	—
Bad Debt Expense	990	326,800	990	—
General & Administrative	346,798	342,630	95,589	108,384
Total Operating Expenses	1,140,064	853,676	570,992	133,851

Net Gain (Loss) from Operations	(765,401)	(441,989)	(441,774)	79

Other Income (Expenses):
Interest Income	3	27	—	5
EIDL Grant	—	4,000	—	4,000
Laboratory Rent	3,000	—	—	—
Gain on Value of Derivative	—	7,968	—	(125,924)
Gain on write off of Liability	24,000	174,167	—	7,500
Loss on Debt Settlement	—	(2,504)	—	—
Foreign Taxes	—	(19,192)	—	(5,384)
Loss on Loan Issuance	—	(92,951)	—	—
Amortization of Debt Discount	—	(168,000)	—	(84,000)
Exchange Rate	86	386	—	386
Interest Expense	(59,422)	(61,858)	(21,283)	(18,928)
Interest Expense (beneficial conversion feature-debenture)	(19,499)	(49,573)	(3,413)	(8,191)
Penalties	—	(25)	—	—

Net Loss	$(817,233)	$(649,544)	$(466,470)	$(230,457)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.014)	$(0.013)	$(0.008)	$(0.004)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	60,141,838	50,578,058	60,496,428	51,967,950

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2021 and 2020

Unaudited

	30-Jun-21	30-Jun-20
Operating Activities:
Net loss	$(817,233)	$(649,544)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on Write Off of Liability	(24,000)	—
Derivative change in fair value	—	(7,968)
Loss on Loan Issuance	—	92,951
Amortization of Debt Discount	—	168,000
Bad Debt Expense	990	326,800
Common Stock for Services	41,000	1,750
Stock Compensation Expense	296,109	—
Interest paid in Common Stock	44,346	60,366
Interest Expense - Beneficial Conversion Feature	19,499	49,573
Depreciation & Amortization Expense	56,640	27,578

Changes in operating assets and liabilities
Accounts Receivable	(375,550)	(372,576)
Prepaid expense	80,000	—
Inventory	(5,381)	(13,839)
Accounts Payable and Accrued Expenses	188,819	(259,562)
Accrued Executive Compensation	180,000	180,000
Deferred Revenue	—	(23,333)
Net cash used by operations	(314,761)	(419,804)

Investing activities:
Purchase of equipment	—	(3,882)
Patents development	(35,187)	(5,326)
Net cash used by investing activities	(35,187)	(9,208)

Financing activities:
Issuance of Common Shares	143,000	275,000
PPP Loan	—	23,407
Issuance of Convertible Notes	150,000	168,000
Paid down Finance Lease	(26,722)	(26,280)
Payable to related party	49,279	(6,340)
Net cash provided by financing activities	315,557	433,787

Net change in cash	(34,391)	4,775

Cash balance at beginning of the period	41,760	23,800

Cash balance at end of the period	$7,369	$28,575

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,435	$5,397
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Changes in Shareholders’ Deficit

For the Nine Months and the Three Months Ended June 30, 2021 and 2020

Unaudited

	Common	Par	Paid in	Accumulated	Total
	Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

Issuance of common shares	1,541,667	1,542	273,458	—	275,000
Conversion of Note Payable	2,965,659	2,965	430,235	—	433,200
Interest Due	185,050	185	49,714	—	49,899
Net loss	—	—	—	(649,544)	(649,544)

Balance at June 30, 2020	54,080,294	$54,081	$14,684,907	$(15,868,438)	$(1,129,450)

Balance at September 30, 2020	59,570,665	$59,572	$15,917,408	$(16,398,179)	$(421,199)

Issuance of common shares	640,000	640	142,360	—	143,000
Common Stock for Services	164,000	164	40,836	—	41,000
Common Stock for Prepaid Expenses	100,000	100	74,900	—	75,000
Common Stock for Interest	109,519	109	44,237	—	44,346
Stock Compensation Expense			296,109		296,109
Beneficial Conversion Feature	—	—	25,333	—	25,333
Net loss	—	—	—	(817,233)	(817,233)

Balance at June 30, 2021	60,584,184	$60,585	$16,541,183	$(17,215,412)	$(613,644)

Balance at March 31, 2020	50,262,918	$50,264	$14,105,625	$(15,637,981)	$(1,482,092)

Issuance of Common Shares	666,667	667	99,333	—	100,000
Conversion of Note Payable	2,965,659	2,965	430,235	—	433,200
Interest Due	185,050	185	49,714	—	49,899
Net loss	—	—	—	(230,457)	(230,457)

Balance at June 30, 2020	54,080,294	$54,081	$14,684,907	$(15,868,438)	$(1,129,450)

Balance at March 31, 2021	60,471,696	$60,473	$16,205,988	$(16,748,942)	$(482,481)

Common Stock for Interest Due	28,488	28	18,170	—	18,198
Common Stock for Services	84,000	84	20,916	—	21,000
Stock Compensation Expense			296,109		296,109
Net loss	—	—	—	(466,470)	(466,470)

Balance at June 30, 2021	60,584,184	$60,585	$16,541,183	$(17,215,412)	$(613,644)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2021

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies

American CryoStem Corporation (the “Company”) is a publicly held corporation formed on March 13, 2009 in the state of Nevada as R&A Productions Inc. (R&A).

In April 2011, R&A purchased substantially all the assets and liabilities of American CryoStem Corporation (ACS) a company formed in 1987, for 21 million shares of common stock. ACS was deemed to be the accounting acquirer. At the date of the purchase, the former operations of R&A were discontinued and the name of the Company was changed to American CryoStem Corporation (ticker symbol: CRYO).

CRYO is a clinical stage biotechnology company, pioneering the development and delivering personalized manufactured mesenchymal stem cell therapies through its patented, “Regenerative Medicine Platform”. CRYO operates a, FDA registered laboratory, in Monmouth Junction, New Jersey, USA and has licensed laboratory facilities in Hong Kong, China and Thailand.

Through a single adipose-tissue harvest, the Company has the ability to deliver successive multiple cellular treatments of genetically matched cells to individuals. CRYO’s IP Portfolio (4 US and 2 International Patents Granted, 36 US and International Patents pending) and scalable Adipose Tissue Regenerative Medicine Platform supports a growing pipeline of biologic therapies.

CRYO is uniquely positioned to develop new adult stem cell therapies. CRYO has developed a validated robust and scalable, manufacturing processes which produces high quality adult stem cells. CRYO’s process produces adult stem cells that are consistent with the International Society for Cell and Gene Therapy (ISCT) standards for homogeneity, plasticity, self-renewal and tri-lineage differentiation. CRYO has successfully completed large animal pre-clinical and human pre-clinical safety studies of its flagship proprietary autologous adult stem cell product ATCell. CRYO plans to promote clinical candidates targeting significant unmet medical needs in osteoarthritis, wound healing, post-concussion syndrome, Duchene Muscular Dystrophy and long COVID.

CRYO, in collaboration with its strategic partners and leading academic medical institutions, is developing a clinical/non-clinical pipeline of products for additional studies for use in wound healing and orthopedic regenerative medicine treatments and application of its ATCell product.

CRYO’s team and advisors are experienced and accomplished in the use of FDA and EU accelerated approval, Regenerative Medicine Advanced Therapy, Orphan Disease and Expanded Use Authorization Regulatory Pathways.

The accompanying consolidated financial statements include the accounts of American CryoStem Corporation and its wholly owned subsidiaries. The Company’s subsidiaries are APAC CryoStem Limited, a Hong Kong company and APAC CryoStem (Shenzhen) Ltd. which were established to support its licensing agreement and operations, and collect the licensing fees in Hong Kong and China. Currently Mr. Arnone and Mr. Dudzinski serves as management and directors of both companies. All significant intercompany accounts and transactions have been eliminated in the consolidation. Management believes all amounts have been adjusted properly.

Accounting policies refer to specific accounting principles and the methods of applying those principles to present fairly the company’s financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing the company’s financial statements.

The Consolidated Financial Statement Disclosures for the quarter ended June 30, 2021 are condensed and all necessary adjustments have been made. These Financial Statements should be read in conjunction with the Company’s Form 10K for the year ended September 30, 2020.

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

Advertising - Advertising Cost are reported as they are incurred. Advertising Costs were $582 and $222 for the nine months ended and the three months ended June 30, 2021; and $0 for the nine months ended June 30, 2020 and $0 for the three months ended June 30, 2020, which is included in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $338,504 at June 30, 2021 and $337,515 at September 30, 2020. See Note 12 for further explanation.

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $25,782 at June 30, 2021 and $20,401 at September 30, 2020.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2021 and September 30, 2020, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2014 to 2019 are subject to IRS and State of New Jersey audit.

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

NOTE 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of this report. Management’s plans with regard to this matter are to continue to fund its operations through fundraising activities for the rest of fiscal 2021. The Company has recently executed a firm Letter of Intent (LOI) for a $10 million financing with EF Hutton.

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

We only apply the five step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, if the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have stored in our laboratory facility; 3. Licensing and other fees from Baoxin, Cell Source, CryoViva, Pepro-Tech and Personal Cell Sciences; and 4. Products sales revenues from Baoxin and CryoViva. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

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

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the Nine Months and Three Months ended June 30, 2021 and 2020.

		9 months ended		3 months ended
		6/30/2021	6/30/2020	6/30/2021	6/30/2020
Licensing & Other Fees	Baoxin	$375,000	$375,000	$125,000	$125,000
	Cell Source	—	23,333	—	6,666
	Totals	$375,000	$398,333	$125,000	$131,666

Product Sales	Baoxin	$—	$11,680	$—	$5,840
	CryoViva	—	10,060	—	—
	Science Diagnostics	760	930	—	930
	Totals	$760	$22,670	$—	$6,770

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

For customers that purchase our Tissue Collection, Processing and Storage Products we transfer control at the point in time when the goods are shipped from our facility, shipping costs are paid by the customer and these costs are not accrued when the related revenue is recognized.

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

The Company had 10,436,500 and 8,761,500 shares of Common Stock issuable upon exercise of all outstanding stock options for the nine months ended June 30, 2021 and 2020, respectively; and 2,334,784 and 2,134,784 shares issuable on the conversion of outstanding Convertible Notes for the three months ended June 30, 2021 and 2020, respectively.

Net Loss per share for the following periods is computed below:

	9 months		3 months
	30-Jun-21	30-Jun-20	30-Jun-21	30-Jun-20
Net Loss	$(817,233)	$(649,544)	$(466,470)	$(230,457)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.014)	$(0.013)	$(0.008)	$(0.004)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	60,141,838	50,578,058	60,496,428	51,967,950

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	June 30, 2021	September 30, 2020
Laboratory Equipment	$362,103	$257,905
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	27,869
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(317,773)	(275,772)
Net Property and Equipment	$188,788	$126,591

Depreciation expense for the nine months ended June 30, 2021 and 2020 were $9,832 and $9,552, respectively and for the three months ended June 30, 2021 and 2020 were $3,277 and $4,886, respectively.

NOTE 6. Patents & Patent Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the nine months ended June 30, 2021 and 2020 were $33,020 and $4,239, respectively and for the three months ended June 30, 2021 and 2020 were $3,493 and $1,407, respectively

Patents still in the application process and trademarks have not been amortized. The unamortized costs of patents in the application process along with costs of trademarks are $190,746 as of June 30, 2021 and $297,731 as of September 30, 2020. Amortizable Patent Costs were $238,172 at June 30, 2021 and $96,000 at September 30, 2020. The following is the amortization expense for these patents for the next 5 years:

For the twelve months ending June 30,
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

The Company is currently developing additional US and foreign patent applications and expects to file a number of additional provisional and PCT patent applications in Fiscal 2022.

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of June 30, 2021:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 75 cents	$150,000	Fiscal 2022	5.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Monthly Installments begin Sept 2021 to Feb 2023	1.00%

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

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Nine Months ended June 30, 2021 and 2020 was $14,948 and $24,573, respectively; and $0 and $8,191 for the Three Months ended June 30, 2021 and 2020, respectively.

In March 2021, the Company issued debentures and received proceeds of $150,000. The debentures mature in December 2022 and have an exercise price of $.75 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2022.

As a result of the issue, the Company recognized interest expense of $25,333 as a beneficial conversion feature of the debentures, which has been amortized over the lives of the notes. The Interest Expense due to the Beneficial Conversion Feature for the Nine Months and Three Months ended June 30, 2021 was $4,551 and $3,413, respectively.

Note 8. Common Stock Issuances

During the nine months ended June 30, 2020, the Company issued 1,541,667 shares and received proceeds of $275,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2020, the Company issued 2,965,659 shares for the conversion of a note along with interest and fees totaling $433,200. The share price was determined based upon the original note agreement.

During the nine months ended June 30, 2020, the Company issued 185,050 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $49,899. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the nine months ended June 30, 2021, the Company issued 640,000 shares and received proceeds of $143,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2021, the Company issued 164,000 shares and for services valued at $41,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2021, the Company issued 100,000 shares for services to be provided valued at $75,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2021, the Company issued 109,519 shares to pay interest due holders of bridge notes and convertible notes. The amount of interest paid was $44,346. The share prices were determined by the aggregate market price for the week in which the interest became due.

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options. The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability. The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise The company issued 2,500,000 options at market value during the three months ended June 30, 2021.

The options vest, 50% upon issuance, 25% at the first year anniversary, 25% at the second year anniversary and expire in 5 years.

The stock based compensation for the nine and three months ended June 30, 2021 was $296,109. The remaining balance to be amortized is $296,109.

The fair value of the options issued during the three months ended June 30, 2021 was calculated using the following assumptions:

Dividend yield	0.00%
Risk free interest rate	0.87%
Volatility	177.16%
Share Price	$0.25
Exercise Price	$0.25
Term	5 years
13

The table below summarizes option activity and balances for nine months ended June 30, 2021 and 2020:

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	0.26	1.85

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2020	8,761,500	$0.05 - $0.40	0.20	1.80

Outstanding at September 30, 2020	7,986,500	$0.05 - $0.40	0.26	2.32

Granted	2,500,000	$0.25	0.25
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2021	10,486,500	$0.05 - $0.40	0.20	1.22
Vested at June 30, 2021	7,986,500	$0.05 - $0.40	0.26	1.08

Option forfeitures are recorded as they occur. The intrinsic value of the outstanding stock options is $88,550 and the intrinsic value of the vested stock options is $132,300 at June 30, 2021.

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

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expired on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The company has not exercised its option to renew for 36 months at $2,650 per month. The company is renting month to month at $2,650 per month, while management evaluates whether it will renew the lease. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. The lease expense for the nine months ended June 30, 2021 and 2020 was $23,850 and $23,850, respectively and for the three months ended June 30, 2021 and 2020 was $7,950 and $7,950, respectively.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The Company renewed its lease on April 1, 2021 for an additional 12 months and pays $2,763 per month. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the nine months ended June 30, 2021 and 2020 was $22,623 and $21,501, respectively; and for the three months ended June 30, 2021 and 2020 was $8,289 and $7,167, respectively.

NOTE 12. Concentration of Credit

The Company received 98% of its revenues for the nine months ended June 30, 2021 from one client, Baoxin. The Company received 97% of its revenues for the nine months ended June 30, 2020 from three clients, Baoxin, Cell Source and CryoViva. The Company also had accounts receivable from Baoxin of $1,200,000 at June 30, 2021 and $575,000 at June 30, 2020. For the Baoxin receivable, the Company has recorded an allowance for doubtful accounts of $325,000.

NOTE 13. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publically traded corporation and the investment is carried at cost at June 30, 2021 and September 30, 2020. The Company annually reviews its investments for impairment. After reviewing investment transactions of Baoxin, the Company has determined that no impairment of its investment is necessary for the nine months ended June 30, 2021.

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

NOTE 14. Related Party Transactions

On October 1, 2020 the Company executed a note with ACS Global for a principal amount of $99,125 representing the outstanding balance due to ACS Global. Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. On March 1, 2021 the note was increased by $49,000 for advances to the Company. The note may be prepaid at any time by the Company. The principal balance of the note at June 30, 2021 is $147,775.

The Company was indebted to a company that is majority owned by the Company’s two officers in the amount of $629 at June 30, 2021 and $99,125 at September 30, 2020. The advances were unsecured, and carry no interest rate and were collectible at the discretion of the company’s two officers/directors.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from June 30, 2021 through the date of issuance of this report and reports the following subsequent event.

The Company has recently executed a firm Letter of Intent (LOI) for a $10 million financing with EF Hutton.

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

Overview

American CryoStem Corporation is a biotechnology pioneer in the field of Regenerative and Personalized Medicine and operates a state-of-the-art, FDA-registered, laboratory dedicated to standardized processing, bio-banking and development of cellular tools and cell therapy treatment applications, using autologous adipose (fat) tissue and adipose derived stem cells (“ADSCs”). The Company has developed, patented, and fully validated its core platform for the collection, processing, and storage of adipose tissue (Atgraft) and adipose derived stem cell (ATCell) and is currently focusing it efforts on obtaining FDA marketing clearance for the use of its ATCell product in clinical regenerative therapies.

Due to the effects of the Corona pandemic, we have focused our efforts to advance clinical studies for our autologous therapeutic cellular product, ATCell (autologous adipose derived mesenchymal stem cells), patented technologies and business methods. Our focus on advancing ATCELL into clinical study has resulted in the Company’s approved Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA). The IND Phase I clinical study filing titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post- Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” FDA File number 19089 was approved on September 17, 2020. This human study of autologous adipose derived stem cells (ATCell) for the treatment of Post Concussion Syndrome is underway, to date we have recruited 18 of the 20 participants. We expect to begin delivering therapies during the fourth quarter of 2021.

Significant to this FDA approval was the review of our Chemistry Manufacturing and Control (CMC) modules of our IND filing (our ATCell manufacturing platform) and acceptance of the platform to manufacture the clinical trial samples for IV infusion delivery to the trial participants.

The Company has refined its IND strategy to advance its application approval process and development efforts to focus on low-risk treatments in the short term. The Company will leverage its validated ATCell manufacturing platform (CMC) to produce cellular samples for direct injection into joints for the treatment of osteoarthritis and for topical use in the treatment of non-healing wounds such as diabetic ulcers and bed sores. The Company believes that based upon FDA’s approval history for these types of hCTP therapies and reliance on the CMC section of our currently approved IND for the manufacture of the ATCell product that we can accelerate the approval timeline of ATCell as a treatment option for low-risk targets. The Company is currently developing study protocols with clinical partners experienced in the treatment of these conditions and expects to complete the protocols for filing with FDA in Fiscal 2022.

The Company’s long-term goals include completion of its approved Post-Concussion Syndrome study and, further development of ATCell as a treatment regimen for incurable and untreatable systemic diseases such as Duchene Muscular Dystrophy, and a currently planned study treatment of the post infection symptoms associated with COVID-19 or Long COVID. The Company is currently working with clinical partners to complete development of the study protocols and expects to file these additional IND applications in Fiscal 2022. The Company believes that its long term focus on systemic diseases with significant untreated neurologic conditions will provide future opportunities for clinical studies of ATCell for Alzheimer’s Disease, Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s Disease) and Rheumatoid Arthritis among others.

The Company believes the reproducibility of scientific studies is a substantial issue in life science research from drug discovery and development through clinical trials as researchers throughout the world continue to use different materials and protocols for processes associated with sample preparation, cryopreservation and cold chain management. We believe our validated and standardized handling, processing, storage, and transportation protocols (CMC platform) has substantially improved the quality and reproducibility of our preclinical data already submitted to the US FDA to support and accelerate the transition of ATCell therapeutic uses from pre-clinical product and protocol development to clinical study applications to regulatory approval (BLA) and market launch.

Simultaneously with the development and validation of its platform technologies for the collection processing and storage of tissue and cellular samples, the Company has built a strong, strategic portfolio of intellectual property, patent applications, and proprietary operating processes that form its core standardized cellular platform which we believe supports and promotes a growing pipeline of biologic products and processes, services, and international licensing opportunities. Our FDA registered laboratory for human tissue processing, cryo-storage and cell culture and differentiation media development is located in Monmouth Junction, New Jersey.

The Company has successfully negotiated a Cooperative Research and Development Agreement (CRADA) with Walter Reed National Military Medical Center (WRNMMC), our first collaboration with a government entity. The Company is developing additional studies necessary for approval of ATCell for Long Covid, wound healing, Duchene Muscular Dystrophy, and orthopedic uses. See Section Product Development below for additional information concerning these ongoing efforts.

The Company also markets a proprietary, patent pending processing platform for the collection, preparation, and cryo-preservation of adipose tissue without manipulation, bio-generation, animal-derived products or other chemical materials. The platform is used by plastic and cosmetic surgeons for the storage of adipose tissue for future tissue transfer procedures and is compliant with Section 361 of the US Food, Drug and Cosmetic Act and Title 21 part 1271 of the US Code of Federal Regulations for use as a homologous filler. Management believes this core process makes each adipose tissue sample suitable for use in cosmetic grafting procedures or for further processing to adult stem cells for other types of stem cell therapies.

Products and Services

ATCELL™ Adipose Derived Stem Cells (ADSCs) Processed and characterized adipose derived regenerative cells (ADRCs), mesenchymal stem cells (MSCs) are cultured utilizing the Company’s proprietary Standard Operating Procedures (SOPs), ACSelerate™ patented cell culture and differentiation media and processing methodology. Cell lines are custom created and stored for patients that can be delivered “On Demand” for their personal use in future Regenerative Medicine procedures when approved for use by FDA or for use under the FDA’s expanded use programs as applicable. The Company charges its customers for ATCell cellular processing based upon the requested cell quantity. A typical 25ml sample of adipose tissue can yield multiple master samples and expanded cell quantities up to one billion cells or more per master sample. Storing large quantities of expanded cells provides the opportunity for a client to receive multiple future treatments from a single ATCELL expansion process on demand for approved FDA treatment. All customer samples submitted for processing must utilize the CELLECT® collection system and ACSelerate™ mediums to conform to our internal SOPs, product specifications and quality control standards.

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

CELLECT® Validated Collection, Transportation, and Storage System – The Company developed and implemented an unbreakable “chain of custody” clinical solution to collect and deliver tissue samples utilizing proprietary and patented methods and materials. The CELLECT® service successfully eliminated the high cost and logistical complications associated with utilizing liquid nitrogen DEWARS or dry ice during shipments of adipose tissue. The service is monitored in real-time and assures the highest cell viability upon laboratory receipt. The CELLECT® system incorporates our proprietary ACSelerate–TR™ transport medium into all collection bags which supports the health of the tissue during transport at ambient temperature. The CELLECT® kit is an integral part of our validated ATGRAFT™ and ATCELL™ technology platform to be used by our domestic physician network and licensees of our platform technologies. The CELLECT® service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

During the development of the CELLECT® service the Company incorporated the International Blood Banking identification and labeling and product identification coding system. The coding system was developed in conjunction with the American Association of Blood Banks (AABB), the American Red Cross and the International Society of Blood Transfusion (ISBT). These groups form the International Council for Commonality in Blood Banking Automation (ICCBBA) and developed the ISBT 128 Standard for machine readable labeling. This labeling system is an acceptable machine readable labeling standard, product description, and bar coding system for the FDA Center for Biologics Evaluation and Research under 21 CFR 606.12(c) 13. American CryoStem conforms to this standard in its laboratory facility and all cellular and tissue products produced at the facility carry our W3750 ICCBBA facility identifier.; The identifier allows any hospital, clinic, laboratory and regulator worldwide to identify the origin and obtain additional information on any sample produced at an American CryoStem facility. The Company promotes this standard in all laboratories that license or utilize our technology.

ATGRAFT™ Adipose Tissue Storage Service

The Company developed this clinical fat processing and storage (ATGRAFT™) as a solution for physicians to provide their patients with multiple tissue and cell storage options. Through one liposuction procedure, the ATGRAFT™ service, allows individuals to prepare for future cosmetic or regenerative procedures by storing multiple samples of their own adipose tissue to be returned in the future as a natural biocompatible filler, or to be further processed to create cellular therapy applications without the trauma of further liposuctions. ATGRAFT™ procedures may include breast reconstruction, layered augmentation, buttocks enhancement or volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our validated standard operating procedures so that stored fat tissue sample(s) may be retrieved in the future and delivered to the physician on demand or for re-processing to create stem cells “ATCELL™” for use in Regenerative medicine applications. The Company charges fees for the reprocessing of a 25ml stored ATGRAFT™ sample and may charge additional fee’s if expansion of the newly created ATCELL™ sample is also requested. The ATGRAFT™ service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

The Company charges standardized fees for ATGRAFT™ tissue processing based upon the volume of tissue stored. These processing fees may be paid to the Company by the collecting/treating physician or the consumer. The Company earns additional fees, for storage, thawing, packaging and shipment of the stored samples back to the physician or clinic for immediate use upon receipt. The ATGRAFT™ service lowers physician/patient overall costs by eliminating additional liposuction procedures for each scheduled fat transfer or therapy procedure. Physician cost savings may include: materials, supplies, equipment, and the expenses of utilizing a surgical center, hospital operating room or an in-office aseptic procedure room. The ATGRAFT™ service is designed to operate under the minimally manipulated regulations contained in both 21 CFR 1271.10 and PHS 361.

Cell Culture Media Products– On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium (clinical) grade and FBS (research) grade. This patent covers both research grades and grades - suitable for cell culture of adipose-derived stem cells intended for use in humans. Additionally, on November 8, 2016 the Company was granted additional claims from the continuation U.S. Serial No. 13/194,900 issued as a new Patent Serial No. 9,487,755.

The Company developed and patented cell culture media products for growing human stromal cells (including all cells found in human skin, fat and other connective tissue). ACSelerate™ MAX cell culture media is manufactured animal serum free, which is suitable for human clinical and therapeutic uses. Additional versions have been developed and patented for application development and research purposes. The ACSelerate™ cell culture media product line was specifically developed to address increasing industry demands for animal serum-free cell culture products and for the acceleration of products from the laboratory to the patient.

On March 16, 2016, the Company entered into a licensing and manufacturing agreement for manufacturing of ACSelerate Max media with PeproTech, a life sciences company formed in 1988 and a trusted source for the development and manufacturing of high-quality products for the life-science and cell therapy markets. PeproTech has grown into a global enterprise with state-of-the-art manufacturing facilities in the US, and offices around the world. The agreement calls for PeproTech to manufacture the medium for the Company’s use in processing the ATCell product and permits PeproTech to sell the product under its PeproGrow brand. The Company receives royalties from such sales. The Agreement automatically renews for one-year periods on its anniversary date.

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

We have generated minimal culture media revenue from PeproTech’s sales efforts, management believes that we are well positioned to utilize our developed products and services as the foundation for domestic and international distribution through licensees of our technologies for a host of Regenerative Medicine application uses and future therapy products.

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

Our Company’s contract manufacturing services can be extended to develop custom and/or white label products and services for both local and global cosmetic and regenerative medicine companies, physicians, wellness clinics and medical spas. The Company intends to expand its relationships and contract manufacturing services domestically.

International Licensing Program –Many jurisdictions outside the US currently permit use of cellular therapies and regenerative medicine applications. The Company receives international inquiries concerning the sale or licensing of our SOPs, products and services into the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Regenerative Medicine, Medical Tourism and, the pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has created its international licensing program. To date we have licensed our technologies in Hong Kong, Shenzhen and Shanghai, China, and Bangkok Thailand. The Company is currently in discussions for additional licensed territories.

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

(https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

China

On July 12, 2018 the Company announced the national launch of CRYO's ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. ("Baoxin") in China. Under the terms of the Agreement, Baoxin agreed to pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. The Company invested in and currently holds approximately five percent (5%) of Baoxin shares. Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin in 2018. Mr. Arnone resigned as a board Member of Baoxin in 2019. Mr. Dudzinski continues to serve the Company’s interests as a board member of Baoxin. During Fiscal 2020 due to the effects of the COVID pandemic in China, politics and government regulations Baoxin suspended operations at the onset of COVID-19. We have been informed by Baoxin’s Chairman and CEO that they and recently completed a new laboratory facility located in Shenzhen, China and were preparing to restart their sales and marketing efforts as soon as possible. The Company cannot at this time estimate timing to reopen operations in China.

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

In 2017 as part of the Company’s transaction with Baoxin, HIT and the Company agreed to transfer certain product and distribution rights granted to HIT under its 2014 agreement to Baoxin. The Company was paid a fee of US $100,000 in the transaction. In addition, the Company was provided with an initial ownership of five percent and a warrant to purchase an additional fifteen percent in a planned Regenerative Treatment Center to be established by Baoxin in Hong Kong for an exclusive right to distribute the Company’s cell culture media products in Hong Kong. Due to regulatory changes in Hong Kong regarding cellular therapy treatments and manufacturing, Baoxin has not established the Regenerative Medicine Center in Hong Kong and has not distributed any Company medium products under the granted license.

Thailand

On April 5, 2018 the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement to license its ATGRAFT™ and ATCELL adipose tissue (fat) processing and storage technologies with CRYOVIVA (Thailand) Ltd., a Bangkok, Thailand, based Cord Blood processing and storage facility. CRYOVIVA, Thailand, currently offers collection, processing and, storage of Cord Blood derived biologics to patients throughout Thailand and Southeast Asia.

American CryoStem has licensed to CRYOVIVA (Thailand) Ltd., established in 2007, the rights to utilize the Company’s Standard Operating Procedures (SOP’s) to create and market the Company’s ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The financial terms generally, called for the payment of certain up front training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT™ and ATCELL™ sample processing including CRYO’s ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

The Company assisted CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA had scheduled the launch of its marketing campaign for the first quarter of 2021. Due to the global impact of COVID-19, CRYOVIVA greatly reduced their operations in 2021 and the Company has generated minimal revenue. The Company cannot at this time estimate the timing for Thailand to restart operations due to COVID-19 and associated lockdowns in Thailand.

Product Development

Our strategic approach to product development is to design, develop and launch new products and services that utilize our existing products and services, i.e. the use of the CELLECT® collection materials in providing ATCell and ATGRAFT™ processing and storage services. This approach allows progress with our co-developed clinical studies to build our application pipeline with cellular therapies. We can rely upon the production and validation data to support our FDA application and Biologic License Application filings. Management believes that this approach may also provide the Company with opportunities to attract strong international licensing and collaborative partners and accumulate complementary scientific data.

To leverage the Company’s development efforts, the Company incorporates its proprietary and patented patent pending laboratory products, such as our ACSelerate™ cell culture media, into our processing and product production services. The Company requires licensees of our tissue and cell processing technologies to purchase the consumable products required in the collection, processing, and storage of tissue/stem cells as part of the licensing agreement including our CELLECT® Collection, Transportation, and Storage System and ACSelerate™ Cell Culture Media Products. Strategically, the incorporation of proprietary products into our current clinical studies generates the uniform and consistent data necessary to support product approval applications with FDA.

Our product development efforts have resulted in completing and validating the Company’s platform technologies for the collection, processing and storage of adipose tissue and stem cells evidences the Company’s ability to provide uniform cell samples and quantities from any adipose tissue sample. The consistency of the platform to produce autologous cellular therapy samples allows for the collection of reproduceable manufacturing results and additional clinical study data which is required by the US FDA and similar regulatory agencies around the globe to obtain clinical study and marketing approvals.

The Company’s validated its platform technologies for the Chemistry Manufacturing and Control (CMC) sections of its submitted and approved IND application for Post-Concussion Syndrome. The Company will incorporate and rely on the approved CMC as the manufacturing platform for all future IND applications with the FDA which management believes will help to accelerate the approval of its planed studies for orthopedic, wound healing and Duchene Muscular Dystrophy clinical study applications.

We intend to expand our product and services pipelines based upon our intellectual property portfolio, FDA clinical study applications, collaborative development relationships, and international licensing and partnering opportunities. Our plans include supporting collaborations by providing our products and services with the expectation that they become the basis for new adipose tissue and stem cell based Regenerative Medicine therapies, FDA clinical study applications approved biologic license approvals.

Investigational New Drug (IND)

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”. The Company made the original filing in August of 2019 to the FDA Electronic Common Technical Document system (eCTD) for technical review. Following this review, the Company made several amendments and received additional technical comments from FDA’s technical group. The Company completed all technical changes to the filing in October 2019 and was assigned File number 19089, for the filing accepted for review by the FDA on October 22, 2019. The Company received further comments from the FDA in a clinical hold letter dated December 19, 2019. The letter requested additional information, clarification of certain aspects of the filed documents, amendment to the screening and treatment protocols, and the implementation of additional testing during the production and release of the final samples. The FDA approved our application on September 17, 2020, and the Company began recruiting participants in March of 2021. We expect to complete the Phase I study in the first half of fiscal 2022.

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

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX™ brands. To date sales of the medium by PeproTech have been minimal. The Company has had discussions with PeproTech related to increasing the visibility and sales of the medium and the optimization of additional medium products focused on the differentiation of adult stem cells that are synergistic to the cell culture medium. In connection with these discussions, the Company completed an amendment to its original agreement for the expansion its collaborative efforts to finalize development of its differentiation mediums and support additional product development. The additional product development project is currently on hold due to the effects of COVID-19.

Cells on Ice:

In August of 2015 the Company entered into an Agreement with Cells On Ice, Inc. (COI) located in Los Angeles, California to process and cryopreserve adipose tissue and adipose derived cellular samples for future use in Regenerative Medicine as a contract manufacturer.

On January 3, 2018, the Company received a warning letter from the US FDA concerning its contract manufacturing services provided to Cells On Ice. The FDA informed the Company that the FDA has determined that autologous adipose derived cells are a drug under current FDA regulations and guidance and requested that the Company cease shipment of ATCell under the agreement with COI and file an Investigational New Drug (IND) application for ATCell. In response to the letter the Company immediately complied with the FDA request to cease shipment of its ATCELL™ product within the United States and entered into discussions with the FDA concerning the filing of an IND. Since the Company’s initial response to the Warning letter, it has spent considerable time and effort to develop and refine an IND filing with requisite data collection and process validation to address the concerns and observations highlighted in the letter. Specifically, the Company fully validated it manufacturing and quality control processes which are collective referred to as Chemistry Manufacturing and Control (CMC); and filed it first Investigation New Drug Application with FDA which was accepted for review on October 22, 2019 and was approved on September 17, 2020,Additionally, the Company developed ,implemented, qualified, and validated a complete redesign of its manufacturing SOPs and Quality Management program, as well as constructed new cleanroom manufacturing space in its facility in Monmouth Junction, N.J, The Company submitted its final responses to FDA regarding the Warning Letter which was delivered to FDA OTAT in January 2020. The FDA has acknowledged the receipt of our response on March 31, 2020.

Additional Collaborations

The Company is developing collaborations with industry and university partners. These developing relationships in their earliest stages are covered by Confidential Disclosure Agreements (CDA) and those that are more advanced may also include Material Transfer Agreements (MTA) under which the Company supplies either ATCELL™ or ACSelerate™ medium products for evaluation, testing, and the development of new cellular therapy applications. No assurance can be given that these relationships will progress to full collaborative agreements or ultimately result in new technology for future commercialization.

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

Trademarks

In addition to patents, the Company has registered the following trademarks with the U.S. Patent and Trademark Office: American CryoStem®, American CryoStem “America’s Stem Cell Bank” ®, CELLECT® and ATGRAFT™. We utilize additional trademarks for our products, slogans and themes to be used in our marketing initiatives, including, for example, ACSelerate – MAX SFM™, ACSelerate-SFM™, ACSelerate- LSM™ and ATCELL™.

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

CRYOVIVA (Thailand) Ltd

On August 23, 2021the Company entered into an agreement to license its ATGRAFT™ and ATCELL™ adipose tissue (fat) processing and storage technologies to CRYOVIVA (Thailand) Ltd., established in 2007, (“CRYOVIVA”) a Bangkok, Thailand based Cord Blood processing and storage facility. CRYOVIVA, Thailand, offers collection, processing and storage of Cord Blood derived biologics to patients throughout Thailand and Southeast Asia.

American CryoStem licensed to CRYOVIVA (Thailand) Ltd., the rights to utilize the Company's Standard Operating Procedures (SOP's) to create and market the Company's ATGRAFT™ tissue storage service and ATCELL™ adipose derived stem cell processing and storage services in Thailand. The financial terms include the payment of certain training fees and, a percentage of the gross revenue subject to annual minimum payments generated from our products. Additionally, the Agreement calls for the purchase of CRYO consumable products required for ATGRAFT™ and ATCELL™ sample processing including CRYO's ACSelerate™ non-DMSO cryogenic tissue storage media, transportation media, Cellect™ tissue collection kit, and ACSelerate – Max™ cell culture medium.

The Company has been assisting CRYOVIVA with the development of their branding and marketing campaign for Thailand and providing technical assistance and support for their import of consumables purchased from the Company. CRYOVIVA had originally scheduled the launch of its marketing campaign for the first quarter of 2020. Based upon communication with the management team of CRYOVIVA, the scheduled launch of CRYOVIVA’s marketing plan has been delayed due to the COVID 19 outbreak, response and lockdown in Thailand and the US.

Due to the continuing global impact from COVID-19, CRYOVIVA has greatly reduced their and operations and put their marketing plans on hold in 2021 and the Company has generated minimal revenues. The Company cannot at this time estimate the timing for Thailand to restart operations due to COVID-19 and associated lockdowns in Thailand.

Baoxin Asia Pacific Biotechnology (Shenzhen) Co., Ltd

On July 12, 2018, The Company announced the national launch of CRYO's ATGRAFTTM tissue collection, processing, and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. ("Baoxin") in China. The management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. The China launch activities are in support of the Company's previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. During 2019 Mr. Arnone resigned from the board of Baoxin.

We have been informed by the Baoxin’s Chairman and CEO that they completed their new facility located in Shenzhen, China. The Company cannot at this time estimate the timing for China to restart operations due to COVID-19 and associated lockdowns in China.

CellSource, LTD. – Tokyo, Japan

In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet licensing the ATGRAFT™ technology to CellSource for Japan. The non-exclusive agreement expired in June of 2020 and has not been renewed.

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

Corporate Information

Our principal executive offices are located at 1 Meridian Road, Eatontown, New Jersey07724 and our telephone number is (732) 747-1007 our fax number is 732-747-7782. Our website is www.americancryostem.com. We also lease and operate a tissue processing laboratory in Monmouth Junction, New Jersey at 7 Deer Park Drive, Monmouth Junction, NJ 08852.

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

Results of Operations- Three Months

The Company’s revenue for the quarter ended June 30, 2021, decreased to $129,800 versus $138,436 in the same period of Fiscal 2020. Licensing Revenue decreased to $125,000 compared to $131,666 in Fiscal 2020.

Operating expenses increased to $570,992 for the quarter ended June 30, 2021, from $133,851 for the same period in Fiscal 2020. The Company incurred increases in its Research and Development efforts due to the initiation of the Company’s FDA approved clinical study for Post-Concussion Syndrome and Professional Fees (primarily legal) to prepare for an upcoming financing, and stock compensation expense.

Administrative expenses decreased to $95,589 from $108,384, due to the Company’s reduced use of consultants.

Interest expense for the quarter ending June 30, 2021, decreased to $24,696 compared to $27,119 for the same period in 2020. The interest expense for the quarters ended June 30, 2021, and 2020 includes an additional $3,413 and $8,191 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the third quarter of Fiscal 2021 was $466,470 compared to a loss of $230,457 for the third quarter of Fiscal 2020. The increase in the net loss for the quarter versus the same period in 2020 is attributed to increase in investing in Research and Development an Stock Compensation expense.

Liquidity and Capital Resources

As of June 30, 2021, the Company had a cash balance of $7,369, a decrease of $34,391 since September 30, 2020. We used $314,761 of our cash for operations and $35,187 for investing activities, in new patents development. The main sources of cash provided by financing activities included new equity and debt issuances totaling $315,557

Accounts Receivable increased to $874,560 at June 30, 2021 from $500,000 at September 30, 2020 mainly due to an increase in receivables from Baoxin for licensing fees due to the current economic and health conditions in China, including increased tariffs and the Corona virus, the Company is closely monitoring the impact of these circumstances.

Convertible debt increased to $702,718 as of June 30, 2021, versus $558,552 as of September 30, 2020. This increase was due to the issuance of new convertible notes and effects of amortizing the beneficial conversion feature of the notes. See Note 7. Debt reported in the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended June 30, 2021.

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

Effects of COVID 19

The main effects of the COVID 19 pandemic were with the Company’s US domestic physician network and its international partners. China, Hong Kong and Thailand have been in lockdown during the quarter. This has hindered our attempts to resolve our outstanding receivable from Baoxin. Considering this, we elected to increase our provision for doubtful accounts by $325,000 in Fiscal 2019 with regard to their outstanding balance. CRYOVIVA Thailand was implementing a new marketing program in January 2021 which continues to be delayed due to the circumstances surrounding the effects of the COVID-19 pandemic in Thailand.

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

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expired on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The company has not exercised its option to renew for 36 months at $2,650 per month. The company is renting month to month at $2,650 per month, while management evaluates whether it will renew the lease. See Note 11. Leases in the Financial Statements.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The Company renewed its lease on April 1, 2021 for an additional 12 months and pays $2,763 per month. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the nine months ended June 30, 2021 and 2020 was $22,623 and $21,501, respectively; and for the three months ended June 30, 2021 and 2020 was $8,289 and $7,167, respectively. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2021. See also Legal Proceedings below.

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

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. This new ASU applies to companies that have collaborative arrangements, or agreements that involve two parties that actively participate in a joint operating activity. The Company policy is to enter into collaborative arrangements that benefit its expansion of its products and services. We believe our contract with Baoxin falls under the collaborative arrangement’s guidance in (ASC 808). We are collaborating with Baoxin to develop and expand clinical study of our product in China. According to the agreement, we retain all rights to co-developed intellectual property, while providing a Licensing Agreement to our collaborator allowing the use of our intellectual property in their geographic region. Since ASU 2018-18 is effective for public companies for years beginning after December 15, 2019, the Company has implemented ASU 2018-18 for Fiscal 2021. Implementation of ASU 2018-18 has not affected prior or current revenue recognition, since according to the contract we bill License Fees for the use of our intellectual property and for any products shipped.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021 and concluded that the disclosure controls and procedures were effective as a whole.

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

During the nine months ended June 30, 2021, the Company issued 640,000 shares and received proceeds of $143,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2021, the Company issued 164,000 shares and for services valued at $20,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2021, the Company issued 100,000 shares for services to be provided valued at $75,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2021, the Company issued 109,519 shares to pay interest due holders of bridge notes and convertible notes. The amount of interest paid was $44,346. The share prices were determined by the aggregate market price for the week in which the interest became due.

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

AMERICAN CRYOSTEM CORPORATION

August 23, 2021	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 23, 2021	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
37