Form 10-K
period 2021-09-30
AMERICAN CRYOSTEM Corp
filed 2022-01-13
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $42,330,187 (last sale $0.70).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 12, 2022, the registrant had 43,435,696 shares of its common stock, par value $0.001, outstanding.

i

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, or to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business

Company Overview

History

We were incorporated in the state of Nevada on March 13, 2009. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (“ACS”) in exchange for our issuance of 21,000,000 shares of our common stock, par value $0.001 per share, to ACS (the “Asset Purchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) on April 27, 2011, disclosing the Asset Purchase and certain related matters including, but not limited to, the appointment of our present officers and directors as well as the resignation by the former chief executive officer and sole director. Our fiscal year ends September 30 of each calendar year. Upon the closing of the Asset Purchase: (i) ACS Global became our majority shareholder, (ii) John Arnone was appointed as our chief executive officer and president Anthony Dudzinski was appointed as our chief operating officer, treasurer and secretary, and (iii) John Arnone and Anthony Dudzinski were appointed to our board of directors, with Mr. Arnone being appointed as Chairman of the Board. Mr. Dudzinski is also a director, president and treasurer of ACS Global and Mr. Arnone is a director and secretary of ACS Global.

Our Business

About American CryoStem Corporation

American CryoStem Corporation; (CRYO) founded in 2008, is a biotechnology pioneer, having developed standardized adipose tissue derived technologies (Adult Stem Cells) for the fields of regenerative and personalized medicine. These standardized technologies which include granted patents, are the basis for our chemistry, manufacturing, and controls (cGMP Manufacturing) of our ATCell™ autologous cellular therapy product for use in clinical investigations for Biologic License Applications with the US Food and Drug Administration (FDA). Our laboratory stem cell products are characterized adult human Mesenchymal Stem Cell (MSC’s) derived from adipose tissue that work in conjunction with our patented (non-animal) medium lines and knowhow.

The Company filed its first Investigational New Drug Application (IND) with the FDA for our ATCell™ cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post-Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was approved by the FDA on September 17, 2020 to commence the Phase 1 Clinical Trial. Post-concussion syndrome is a chronic, incurable central nervous system condition affecting a significant number of the United States military and athletes, especially those involved in contact sports such as football, boxing, soccer, and other sports where participants have suffered one or more concussions or mild traumatic brain injuries (mTBI). Published research has indicated that up to 30% of all military personal, active and retired, may suffer from this condition. According to the Department of Defense evaluation of U.S. military casualty statistics, From 2000-2019 Q3, 413,858 United States Military personnel worldwide experienced a; were considered mild, 9.8% moderate, and 2.3% penetrating or severe.

The Company built and validated a new cGMP clean room processing and manufacturing area at our facility in Monmouth Junction NJ, implemented and validated cGMP Standard Operating Procedures (SOPs) and installed a new Quality Management System to support its IND filings and an increased focus on patent and product development and support additional clinical activities.

The Company has built a domestic and international patent portfolio consisting of 32 patents. Our 4 primary operating patents regarding the “collection – processing – cryopreservation and return to point-of-care” of adipose derived stem cells, have been granted.

The Company is expanding its efforts to attract and cultivate collaborative partners to accelerate its product development efforts, harnessing its manufacturing platform and tissue processing platforms. The R&D collaborations are to discover, develop, and commercialize cellular therapies, laboratory products and combinations thereof with synergistic technologies to create regenerative medicine applications and develop new intellectual property.

Adipose Tissue

The Company’s manufacturing platform technologies, cell transportation products, cell culture mediums and cell therapies are focused on the acquisition and processing of adipose tissue as the primary raw material. Many of our developed technologies have been successfully applied to other raw materials such as bone marrow, umbilical and placenta tissue. Adipose tissue, also known as fat tissue or fatty tissue, is a connective tissue that is mainly composed of fat cells called adipocytes. Adipocytes are energy storing cells that contain large globules of fat known as lipid droplets surrounded by a structural network of fibers. tissue and other stromal tissues. The Company is focused on adipose tissue because it contains higher densities of mesenchymal stems cells (often 500 to 1000 times more) per gram of raw material when compared to other sources (bone marrow, umbilical cord tissue, etc). The higher cellular density of adipose tissue supports the ability to create regenerative cellular products more efficiently and with less expansion (lower passages and population doublings), which is preferred when producing cellular therapy products.

Adipose tissue is considered one of the top human stem cell sources considering its accessibility, abundance, and least painful collection procedure when compared to other sources such as bone marrow. The adipose derived mesenchymal stem cells (ADSCs) that adipose tissue contains can be maintained and expanded in culture for long periods of time without losing their differentiation capacity, leading to large cell quantities being increasingly used in cell therapy purposes. Many published and peer reviewed reports show that ADSC-based cell therapy products demonstrated optimal efficacy and efficiency in various clinical indications for both autologous and allogeneic purposes, hence they are increasingly being considered as potential tools for replacing, repairing, and regenerating dead or damaged cells.

Adipose tissue is a specialized type of connective tissue that arises from the differentiation of mesenchymal stem cells into adipocytes during fetal development. Mesenchymal stem cells are multipotent cells that can transform into various cell types, including fat cells, bone cells, cartilage cells, and muscle cells among others. Adipose tissue can be found in a number of different places throughout the body. Adipose tissue is the most abundant type of fat in humans. It is distributed within subcutaneous fat, visceral fat, and bone marrow fat. Subcutaneous fat is found throughout the whole body, in the spaces between the skin and underlying muscles. Visceral fat is predominantly found around the organs in the abdominal cavity, such as the liver, intestines and kidneys, as well as in the peritoneum (a serous membrane that lines the outside of the abdominal organs). Adipose tissue is also present in bone marrow (a sponge-like tissue present in the central cavity of bones). In addition, adipose tissue can be found in the pericardium surrounding the heart, or cushioning other parts of the body, like the soles of the feet, eyeballs, and certain blood vessels.

The main function of adipocytes is to store excess energy in the form of fatty molecules, mainly triglycerides. Fat storage is regulated by several hormones, including insulin, glucagon, catecholamines (adrenaline and noradrenaline), and cortisol. Depending on the body’s immediate energy requirements, these hormones can either stimulate adipose tissue formation and storage (i.e. lipogenesis) or initiate the release of fat from adipose tissue (i.e. lipolysis). Under the influence of insulin, for instance, adipocytes can increase the uptake of blood glucose and transform it into fatty molecules, thereby increasing fat storage.

In addition to being an energy storing reservoir, adipose tissue performs important endocrine and metabolic roles by secreting several biologically-active factors known as adipokines. These molecules contribute to a variety of different functions, including regulation of energy balance, food intake and satiety, inflammatory response, and metabolism of steroid hormones. Finally, adipose tissue also helps cushion and protect parts of the body, as well as insulate the body from extreme temperatures.

In addition to adipocytes, adipose tissue contains the stromal vascular fraction (SVF) comprised of cells including preadipocytes, fibroblasts, vascular endothelial cells, and a variety of immune cells such as adipose tissue macrophages. Far from being hormonally inert, adipose tissue has, in recent years, been recognized as a major endocrine organ, as it produces hormones such as leptin, estrogen, resisting, and cytokines (especially TNFα). Adipose tissue contains some of the highest concentrations of adult stem cells, progenitor cells and immune cells.

Processing Technology

The FDA considers processing and expanding cells as the manufacturing of a drug product. The Company’s completed proprietary, patented processing and manufacturing platform is designed for the collection, preparation and cryo-preservation of pure adipose tissue and adipose tissue derived cells. The processing platform has been validated to enable the Company to deliver cellular therapy samples with repeatable and identifiable characteristics of safety, potency, viability, and purity which are the core FDA requirements for the cGMP manufacturing of all drug products. Our manufacturing platform is approved by FDA for use in our current clinical study of Post Concussion Syndrome for the manufacturing of the cellular therapy samples. The Company believes that the platform is suitable to support the Company’s growing pipeline of product development and planned clinical studies, and future biologic license applications for an array of target diseases and conditions.

The Company believes the reproducibility of scientific studies is a substantial issue in cellular therapy research, from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with cell sample preparation, cryopreservation, and cold chain management. We believe our validated manufacturing processes for our ATCell™ product solves this issue. The samples we produce with our patented platform and proprietary products have proven purity, consistent viabilities above 80 percent, and cell identification panels across six biomarkers and proven sterility. Our standardizing handling, storage, and transportation protocols substantially improve the quality and reproducibility of adipose tissue derived stem cells and the adipose tissue collection, processing, storage and retrieval which is designed to permit us to accelerate the time line of creating and processing cellular therapy products - from lab research to regulatory submission and FDA approval.

Each individual process has the potential to create multiple autologous products and to generate multiple revenue streams including customer fees for storage of biomaterials. Our processing platform and methodology allow the opportunity for continuing revenue streams from each tissue sample received and processed including, cellular therapy treatments, pure tissue storage for secondary procedures, processing, and handling fees and CRYO storage and release fees.

We are leveraging our patented platform and developing our product portfolio to create a global footprint of licensed laboratory affiliates, physician’ networks, patients, research organizations, and licensees who purchase tissue collection, processing and storage services or consumables from our Company.

Products and Services

Therapy Product Development

During the Company’s initial stage of developing its manufacturing protocol and products chose adipose tissue as its source material following review and experiments that included other biomaterials and cell sources such as bone marrow and peripheral blood samples. The selection of adipose tissue is based upon a number of factors including high cell density and its wide array of other cell types including precursor and immune cells that may be derived and developed as future products. Although the Company is currently focused on the development of cellular therapy products utilizing adipose derived mesenchymal cells, the platform is designed to be easily extendable to permit the acquisition and expansion of additional cellular derivatives from other biomaterials.

A significant amount of research, case studies and anecdotal evidence has been published over the past several decades concerning the study of cellular therapies for a wide range of diseases and maladies from ALS and Parkinson’s to wound healing and immunological support. The Company, recognizing that each new application for therapy approval requires a standalone clinical study, has refined its development strategy to initially encompass mild traumatic brain injury and immunosuppression as core targets for its development strategy. We focus our efforts on expanding our product pipelines based upon our intellectual property portfolio, collaborative development relationships, target market size, medical need, disease classification, and international licensing and partnering opportunities.

The completion, submission and approval of our validated manufacturing platform is the culmination of the Company’s development efforts. Validation of the manufacturing platform for the study has provided the Company with the opportunity to expand its efforts and resources on the further development of its downstream intellectual property. The objective is to provide deliverable commercial cell therapy products to address patient populations with large unmet medical needs such as brain injuries and conditions that include immunologic complications. The Company’s continuing efforts in the development of additional products includes an increased focus on the recruitment of collaborative partners and the extension of our existing manufacturing capabilities to development of other adipose tissue derivative and cellular/biomaterial combination products. Leveraging our repeatable processing platform provides the Company with contributable technology and capabilities to rapidly develop clinical studies, accumulate complementary scientific data and attract strong collaborative and developmental partners.

Our activities include supporting collaborations by providing our products and services (ACSelerate™ and ATCELL™) with the goal and expectation that our products and services become the basis for new cell based Regenerative Medicine and cellular therapy applications.

Part of this strategic approach to therapy product development is to design, develop and launch new products and services that rely on our core processing technology and leverage existing products and services. Examples of this approach are the use of the CELLECT® collection kit/ box and materials to collect fresh tissue for cellular therapy sample processing, use of our patented non-animal growth medium for cell culture and use of our storage medium for cryo-storage. Management is currently pursing collaborative product development agreements with healthcare institutions, universities, and other biotech companies.

2022 Therapy Pipeline

The Company has developed and refined its pipeline around its flagship cellular product, ATCell™, for clinical therapeutic use. The initiation of this pipeline strategy occurred with the filing, approval and commencement of its Post Concussion Syndrome Phase 1 clinical study. During this review process, the US FDA fully reviewed the Company’s manufacturing platform contained in the Chemistry, Manufacturing and Control section of the Investigational New Drug (IND) submission. The Company’s filing included unpublished research of ATCell™ use in an animal model as well as a report covering its safety results from a pilot study that included the treatment of more than 80 patients that received one or more treatments with the ATCell™ product that resulted in no reported adverse events.

1.	The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was approved by the FDA on September 17, 2020. The Company intends to invite additional developers of cellular therapies to initiate additional arms of the clinical study focused on the use of ATCELL™ for use in systemic inflammatory response relief for patient suffering from systemic diseases. A number of these additional study targets have been identified and ongoing discussions support the Company’s belief that clinical investigations can be developed and rapidly added upon completion of the new treatment protocol and outcome assessment methodologies.

2.	DMD – The Company has completed the protocol for the treatment of Duchene Muscular Dystrophy and is in final discussions with its Collaborative partner, to select the principal investigator (PI) and clinical trial site selection.

3.	Long COVID – The Company has completed the protocol for treatment of Long COVID and is currently finalizing its FDA filings. We have completed, along with a government partner the clinical protocol for a new Investigational New Drug (IND) application to be filed with FDA within the next 90 days for Long COVID. According to the Centers for Disease Control and Prevention, “post-COVID conditions can be considered a lack of return to a usual state of health following acute COVID-19 illness.” In the US, following COVID recovery, it is reported that up to 30% of those afflicted, diagnosed, or treated for COVID-19 have continuing symptoms and medical complications following recovery from the acute illness
4

4.	Wound Healing – the creation of topical applications and ingredients used by physicians in the wound care and cosmetic industries as well as therapeutic cellular applications and bio-materials development. An initial pilot study involving a minimum of 10 participants for the assessment of its autologous tissue products for the wound healing market is underway. The Company is combining its tissue products, which do not require FDA approval, with current standard-of-care methods to accelerate and improve the healing of diabetic and non-diabetic wounds and ulcers.
5.	ATGRAFT™ – products include adipose tissue and cell sample processing and storage as a form of personal “bio-insurance”, and adipose tissue (fat) storage for cosmetic fat engraftment procedures. High demand for pure and natural aesthetics in fast growing cosmetic industry with non-FDA required plastic, cosmetic, and reconstructive surgical “fat filler”. The global facial fat transfer market alone is expected to growth with a CAGR of 10.7% to $4.2b by 2027

About ATCELL™

The Company has established and trademarked ATCELL™ as the brand name for its line of adipose derived stem cell products. ATCELL™ is a purified sample of adipose tissue derived from adipose tissue through our manufacturing processes that can be incubated and grown (cultured) to large quantities in cGMP conditions.

ATCELL™ Adipose Derived Mesenchymal Cells Processed and characterized adipose derived cells created using the Company’s proprietary, validated and patented Standard Operating Procedures (SOPs) of its manufacturing platform and the Company’s ACSelerate™ patented cell culture media. Cell lines may also be custom created for patients desiring to store their cells for their own future use in Regenerative Medicine procedures, shipped “On Demand”. Customer samples are collected by the physician in an mini liposuction procedure and delivered to the Company’s facility utilizing the CELLECT® collection system and ACSelerate™ transport medium to conform to our validated quality control standards. The Company charges its customers a fee to process newly collected client tissue samples into cellular samples.

ATCELL’s repeatable sample manufacturing process is designed to comply with the requirements of FDA to produce highly consistent and validated cellular products necessary to achieve regulatory approval. The validation of our manufacturing process and quality control results are of great value in biomanufacturing and serve as the basis for approval and commercial product development.

The Company’s ATCELL™ cell lines are cultured in our patented ACSelerate™ cell culture media. All processed samples: tissue, cells, and research materials are made available for clinical study therapies, tissue transfer or sale to research institutions. All samples are tested for sterility, disease, lifespan, and population doubling rate (PDL). Cell morphology is confirmed by (i) flow cytometry (6 markers) and (ii) tri-lineage differentiation analysis using ACSelerate™ differentiation media. Each ATCELL™ line can be further processed and differentiated allowing the Company to provide genetically matched cell types. We believe this research methodology may provide opportunities for the Company’s ATCELL™ and ACSelerate™ products to become the building blocks of additional commercial application development.

The Company believes it can earn additional fees based upon storage and retrieval fees and for future product creation. Cell culturing and differentiation may be performed upon receipt of the raw tissue sample or at any time on a previously processed and cryopreserved tissue or master cell sample. ATCELL™ has shown that it is ideally suited for differentiation into additional cell types (bone, cartilage, etc.) utilizing our patented ACSelerate™ line of differentiation mediums.

The ATCELL™ processing, products and services are incorporated into multiple granted patents including the granted claim of: “Systems and Methods for the Digestion of Adipose Tissue Samples Obtained from a Client for Cryopreservation” US 10,154,664 issued December 18, 2018, and “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018. The ACSelerate™ Medium products are incorporated into our granted patents “Cell Culture Media, Kits and Methods of Use”; US Patent No. 7,989,205 issued August 2, 2011, with additional claims granted in US Patent No. 9,487,755 granted November 8, 2016.

Tissue Processing and Storage Services:

ATGRAFT™– An adipose tissue (fat) collection, processing and storage solution used by cosmetic and plastic surgeons to provide their patients with multiple tissue transfer and storage options. The ATGRAFT™ service, through one liposuction procedure, allows individuals to prepare for multiple future cosmetic or regenerative procedures by using their own stored adipose tissue as natural biocompatible filler, or for multiple cellular therapy applications over time without the trauma of further liposuctions. Many physicians currently offering tissue transfer or “stem cell (SVF)” therapies are required to perform a concurrent tissue harvest for each transfer or procedure which increases the opportunities for infection at the harvest site and the development of long-term complications related to the formation of scar tissue (stroma) at the harvest site(s).

ATGRAFT™ supported procedures include; breast reconstruction, layered augmentations, buttocks enhancement, volume corrections of the hands, feet, face and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our cGMP standards so that any stored fat tissue sample may in the future be further processed to create, “ATCELL™”, for use in Regenerative Medicine applications. The ATGRAFT™ service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

The Company’s charges processing fees for ATGRAFT™ tissue processing and minimum annual storage fees based on the volume of tissue processed. These processing and storage fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees upon sample retrieval, for the thawing, packaging and shipment of the stored samples to the physician or clinical “point-of-care” for immediate use upon receipt. Additionally, physicians may request that any stored ATGRAFT™ tissue sample of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing to create topical therapy or cosmetic products, on-demand.

Laboratory Products; Culture Medium, and Manufacturing Services

CELLECT® Collection, Transportation, and Storage System – An unbreakable “chain of custody” solution to collect and deliver tissue samples utilizing proprietary and patent pending methods and materials. The CELLECT® service is the required platform for the collection and transportation of live adipose tissue samples to American CryoStem Corporation’s processing facility. Tissue collected and transported in our CELLECT kits is monitored through the transportation process to assures the highest viability upon laboratory receipt. The CELLECT® system incorporates our ACSelerate–TR™ transport medium to support the health of the tissue during transport. The ability to support the health of the collected tissue using our proprietary material and services greatly enhances our highly consistent and repeatable manufacturing and processing protocol. The CELLECT® service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

American CryoStem is the first tissue bank to globally incorporate through its CELLECT® service the International Blood Banking identification, labeling and product identification coding system. This labeling system is an acceptable machine-readable labeling standard, product description, and bar-coding system for FDA Center for Biologics Evaluation and Research under 21 CFR 606.12(c)13. American CryoStem conforms to this standard in its laboratory facility and all cellular and tissue products produced at the facility carry our W3750 ICCBBA facility identifier allowing any hospital, clinic, laboratory and regulator worldwide to identify the origin and obtain additional information on any sample produced at an American CryoStem laboratory facility. The Company requires use of this standard in all laboratories that license or utilize our technology.

ACSelerate™ Cell Culture Media Products – Manufactured patented cell culture media products for growing human stromal cells (including all cells found in human skin, fat and other connective tissue). Certain of the Company’s ACSelerate™ cell culture media lines are available in animal serum free, which may be suitable for human and therapeutic uses, or in a low serum version for application development and research purposes. The patented ACSelerate™ cell culture media line(s) were specifically developed to address increasing industry demand for fetal bovine serum-free cell culture products. The use of fetal bovine serum (FBS) and other animal products in cellular therapy application development and manufacture raises concerns and generates debates within the scientific and regulatory community relating to potential human/animal cross-contamination. These same concerns may lead to additional expensive and expansive testing and documentation requirements with the FDA during the application and approval process for new cellular therapies manufactured with or containing animal or animal derived products. FDA concerns are evidenced in their Guidance’s and Guidelines regarding cellular therapy involving human cells, tissues and products (HCT/Ps) published and maintained by the FDA. Management believes that eliminating or greatly reducing FBS in cellular manufacturing, applications and products can eliminate or ease these scientific and regulatory concerns and may prove to be a winning strategy for cellular therapy application developers seeking FDA approval.

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

On August 2, 2011, the Company was issued US patent number 7,989,205 for “Cell Culture Media, Kits and Methods of Use.” The granted claims include media variations for cellular differentiation of ADSCs into osteoblasts (bone), chondrocytes (cartilage), adipocytes (fat), neural cells, and smooth muscles cells in both HSA medium grade and FBS (research) grade. This patent covers both non-GMP research grades and cGMP grades suitable for cell culture of adipose-derived stem cells. Additionally, on November 8, 2016, the Company was granted additional claims from the continuation U.S. Serial No. 13/194,900 issued as a new Patent Serial No. 9,487,755. Prior to the issuance the Company filed a continuation in part (CIP) containing additional claims related to our ongoing media development.

The Company supports its marketing efforts by making ATCELL™ samples available for research purposes and for internal product development through our collaborative and partnering programs. We believe these cell lines may be suitable for use by private researchers and universities for use in pre-clinical trial studies and in-vitro research. We also believe that the Company’s ability to provide these materials for these research and development collaborators, partners and other third parties extends the Company’s ability to become a primary source of clinical grade materials and services necessary to support approved applications and treatments.

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

The Company continues to optimize additional versions of ACSelerate™ media that may be necessary for use in future applications. On December 31, 2014 the Company filed a patent application for an advanced medium formulation titled Human Albumin Serum for Cell Culture Medium for Growth of Human Adipose Stromal Cells. (US Serial No. 62/098799) representing the initial results of this ongoing optimization program. On December 31, 2015, the Company converted the provisional patent application to an international PCT filing (PCT/US/68350) under the title Human Serum for Cell Culture for Growth of Human Adipose Stromal Cells. To date the patent has also been filed in the following additional countries: China and Hong Kong, India, Mexico, Brazil, the European Union, US, Japan, Thailand, Brazil, Russia, Australia, New Zealand, Canada, and Saudi Arabia.

Contract Manufacturing, Autokine-CM® Anti-Aging, Autologous Skin Care Product Line – Under agreement with Personal Cell Sciences Corp. (PCS), we manufacture the key ingredient Autokine-CM® (autologous adipose derived stem cell conditioned medium) for PCS’ U-Autologous™ anti-aging topical formulation. Every product is genetically unique to the patient and custom blended, deriving its key ingredients from the individual client’s own adipose derived stem cells. The Company provides its CELLECT® Tissue Collection service to collect the required tissue to manufacture the U-Autologous™ product and processes it under the same Standard Operating Procedures (SOP’s) that it developed for the ATGRAFT™ and ATCELL™ processing services utilizing ACSelerate™ cell culture media. The Company receives collection, processing and storage fees and earns a royalty on all U-Autologous product sales. The utilization of the Company’s core services in its contract manufacturing relationships provides opportunities for the Company to promote ATGRAFT™ and ATCELL™ products.

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

International Licensing Program – COVID RISK FACTOR

The development of our products could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in regions affected by COVID-19 businesses have been suspended due to quarantines or “stay at home” orders intended to contain this outbreak. Furthermore, many patients had concerns about making hospital and physician office visits for fear of contracting the virus. These factors may have direct adverse impact on our ability to enroll participants in our clinical trial programs. In addition, travel restrictions, stay-in-place orders and other measures including information control. specifically in Asian countries, such as China, imposed by governmental agencies and health organizations to prevent the spread of COVID-19 and protect the citizenry, have had an adverse impact on the flow of information, goods and services between nations. The supply disruptions have resulted in shortages of goods and materials. This could also impact our ability to produce the products we need to conduct our clinical trials. In addition, these measures have resulted in delays to the regulatory process, which may also have an adverse impact on our business. We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the development of our drug candidates or to raise financing to support the development of our drug candidates, we cannot assure you that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

The Company is aware many jurisdictions outside the US currently permit cellular therapies and regenerative medicine applications. The Company has targeted these jurisdictions for licensing its technologies to local operators and facilities and receives numerous unsolicited international inquiries concerning the sale or licensing of our SOPs, culture medium products and tissue banking services for use in the Regenerative Medicine and Medical Tourism Markets. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism, Regenerative and Personalized Medicine and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address the Company’s sales, marketing and branding opportunities globally, the Company has included in its international licensing program metrics to vet potential partners and collaborators and their facilities. To date we have licensed our technologies in Hong Kong, China, and Thailand.

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

(https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

China

On July 12, 2018 the Company announced the national launch of its ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The Company’s management team traveled throughout south east China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. Additionally, Mr. Arnone and Mr. Dudzinski attended the signing of investment documents between Baoxin and Chinese government and Banking officials in Shenzhen, China as well as the official launch presentation and evening gala hosted by Baoxin in Shenzhen.

The China launch activities were in support of the Company’s licensing and supply agreement with Baoxin, under which Baoxin agreed to pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. Mr. Arnone resigned as a board Member of Baoxin in 2019. Mr. Dudzinski continues to serve the Company’s interests as a board member of Baoxin.

During Fiscal 2020 and 2021, due to the continuing effects of the COVID pandemic and associated government policies and regulations Baoxin suspended its processing activities. Baoxin is an emerging biotechnology company in China that has relied to date on investment to fund operation and build their facilities, as is typical for these types of companies. During 2020 and 2021, Baoxin developed a new state of the art facility with sizable clean rooms and biomaterial storage space. The facility was completed in February 2021 and officially opened in May of 2021. Unfortunately, due to the continued effects of COVID and the appearance of new variants Baoxin has been unable to restart operations and its marketing programs.

Hong Kong

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT reached further agreement to extend their relationship on a non exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. The HIT license has been extended per the terms of Schedule B of the Term Sheet, dated June 30, 2014, for an additional 3-year period to June 30, 2023.

In 2017 as part of the Company’s transaction with Baoxin, HIT and the Company agreed to transfer certain product and distribution rights granted to HIT under its 2014 agreement to Baoxin. The Company was paid of fee of US$100,000 in the transaction and was provided with an initial ownership position in a planned Regenerative Treatment Center to be established by HIT in Hong Kong.

The current pandemic, changes in Chinese regulations and policies regarding Hong Kong, recent political unrest and the inability of Chinese citizens to cross the border between Hong Kong and China have significantly curtailed the ability of HIT to implement its business plans to utilize the Company’s technology and purchase the associated consumables.

Thailand

On April 5, 2018 the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement to license its ATGRAFT™ and ATCELL™ adipose tissue (fat) processing and storage technologies with CRYOVIVA (Thailand) Ltd., a Bangkok, Thailand based Cord Blood processing and storage facility. CRYOVIVA, Thailand, currently offers collection, processing and storage of Cord Blood derived biologics to patients throughout Thailand and South East Asia.

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

The current COVID pandemic has delayed CRYOVIVA’s scheduled launch of its marketing campaign several times and unfortunately, CRYOVIVA suspended their tissue banking operations in 2020 and 2021. We are currently in discussions with them concerning the restart of their operations and initiation of their marketing program for calendar 2022 although there is no certainty that the effects of the pandemic will ease sufficiently to do so in the near term.

Japan

In June 2015, The Company entered into a licensing agreement with CellSource, LTD. (“CellSource”) located in Shibuya, Tokyo Japan for the licensing of our AGRAFT™ tissue processing and storage technology and the purchase of our CELLECT® collection products which include our ACSelerate-TR™ transport medium. The non-exclusive agreement expired in June of 2020.

Collaborations / Partnering Opportunities / Acquisitions

The Company recognizes the benefits of collaborations with industry and university partners and has increased its efforts to attract and develop these relationships. Strategically, the Company believes that with a current approved IND application with the US FDA and the strength of its granted and pending patent portfolio, that it can attract new partners and collaborative arrangements These relationships are generally covered by Confidential Non-Disclosure Agreements and include Material Transfer Agreements (MTA) under which the Company may supply ATCELL™ and/or ACSelerate™ medium products for evaluation, testing, and the development of new cellular therapy applications. The Company has entered into Non-Disclosure and Material Transfer Agreements with a number of potential collaborators. No assurance can be given that these efforts or relationships will ultimately result in new technology for future commercialization.

The Company has developed a strategy to expand the opportunities to commercialize its products by increasing its ability to identify and pursue collaborative and partnering opportunities by cultivating and engaging new relationships with biotechnology companies engaged in similar or complimentary development activities. Included in this strategy is the increased recruitment of consultants and other biotechnology experts to identify potential collaborators, partners and acquisition candidates. The Company’s goal is to develop additional standardized cellular processing models to support FDA IND treatment protocol approvals. This may be accomplished by further identifying, and validating certain mechanisms and characteristics of mesenchymal stem cells related to regulating modulation of immune response(s) and promoting tissue regeneration and stability (homeostasis) for the treatment of traumatic injuries, inflammation, auto-immune diseases, and brain and organ damage associated with viruses such as SARS-CoV-2 (COVID-19), including, the expanding group of patients dealing with the chronic and debilitating symptoms of what is commonly termed “Long Haul COVID” or “Long COVID.” To date the Company has completed agreements with the following entities for development of new products and cellular therapy targets although the successful commercialization of new products and therapies resulting from these activities cannot be assured or predicted at this time.

WRNMMC

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

RACEMD

In March 2022, the Company entered into a collaborative agreement with RACEMD, a 501c(3) charitable organization focused on the improvement of treatments and therapies for patient with Duchenne Muscular Dystrophy. Duchenne muscular dystrophy (DMD) is a severe type of muscular dystrophy that primarily affects boys. Muscle weakness usually begins around the age of four and worsens quickly. Muscle loss typically occurs first in the thighs and pelvis followed by the arms. Most affected individuals are unable to walk by the age of 12. Some may have intellectual disability. DMD affects about one in 3,500 to 6,000 males at birth. It is the most common type of muscular dystrophy. The life expectancy is 26; however, with excellent care, some may live into their 30s or 40s. The disease is much rarer in girls, occurring approximately once in 50,000,000 live female births.

The terms of the Agreement call for the Company to work with RACEMD to develop clinical therapies and studies focused on mitigating the effect of the disease, improve muscle strength and quality of life in the short term and to build upon successes to seek a more curative cellular therapy solution to extend life expectancy over the long term. The Company is in the final stages of completing its plans with RACEMD to submit an initial safety study for use of ATCell as the treatment protocol and expects to make its initial filing to FDA in early 2022. RACEMD has committed to funding the initial studies and to assist the Company in creating non-dilutive funding opportunities for larger advanced studies in the future.

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

Regulatory Information

On January 3, 2018, the Company received a warning letter from the U.S. FDA concerning its contract manufacturing services at its Monmouth Junction, NJ facility. The FDA informed the Company that the Agency determined that its autologous adipose derived cell product, ATCELL™ is a drug under current FDA regulations and guidance. The Company voluntary ceased shipment of its ATCell product within the United States in January of 2018. Since the Company’s initial response to the warning letter it spent considerable time and effort to comply with the concerns and observations highlighted in the letter. Specifically, the Company designed and filed it first Investigation New Drug Application with FDA which was approved on September 17, 2020. The Company implemented, qualified and validated its completely redesigned manufacturing new clean manufacturing space, SOPs and Quality Management program in its facility in Monmouth Junction, N.J. Our SOPs are the key to compliantly operating our tissue processing facility. In 2018 the Company hired a cGMP consultant to assist with the update of all SOP’s, data collection forms, Quality Control Program and laboratory operations to conform with cGMP in response to the observations made by FDA. To ensure delivery of the highest quality services, we incorporated into these SOPs, certain accreditation requirements of the American Association of Blood Banks (AABB), the American Association of Tissue Banks (AATB) and the Foundation for the Accreditation of Cellular Therapy (FACT-JACIE). The Company is planning to seek accreditation by one or more of the associations in the future.

The Company filed its final responses to FDA regarding the Warning Letter in early January of 2020. Based upon the Company’s IND approval and FDA policy, the final dispensation of the Warning Letter is on hold by the FDA Office of Regulatory Affairs (ORA) pending completion of the study and the filing by the Company of the formal Biologics License Application.

In response to the Warning Letter and in preparation of the IND filing, the Company expanded its existing facilities and undertook a complete remediation of its laboratory operations in expectation of the (IND) filing with the FDA for the use of autologous adipose derived cells for the relief of inflammation associated with certain conditions resulting from mild traumatic Brain Injury (mTBI) or concussive trauma. The Company also leased additional space, certified and validated a new Clean Room designed specifically for cellular expansion, medium filling and tissue processing. In addition, the Company retained consultants to assist its personnel in the review and re-validation of its operating procedures, equipment and processing methods as well as designing new procedures for upgraded and newly acquired laboratory operating and testing equipment. These new validated manufacturing methods and upgraded laboratory facility were reviewed by the FDA during the IND application process. Due to the construct of our core technologies, the FDA regulatory pathway enables the Company to “cross-reference” the Chemistry Manufacturing and Control (CMC) modules of the current study for use in subsequent new INF treatment applications.

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

Quality Management

The Company’s quality management program attempts to ensure that during processing and testing of each adipose tissue, or cellular sample, the appropriate quality management tests and processing methodologies are performed, and the data is collected, recorded and reviewed by the laboratory management team. In 2018 the Company hired a Quality Control consultant to assist the Company in updating its Quality Control Program, laboratory processes, Sops, data collection, and laboratory, product and materials validation programs. The new system was completed, qualified and validated in 2019 and has been implemented in the new clean processing facility the Company qualified in 2019 to support our intended clinical studies.

Quality Management is a significant focus of clinical studies and is subject to both FDA regulation and guidance, as well as The International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH). ICH guidelines are applied by a growing number of global regulatory authorities. ICH’s mission is to achieve greater harmonization worldwide to ensure that safe, effective and high-quality medicines are developed, and registered and maintained in the most resource efficient manner whilst meeting high standards. Since October 2015, ICH has grown as an organization and now includes 19 International Members and 35 Observers. The FDA requires incorporation of the quality standard into clinical study and cGMP manufacturing and the Company has incorporated the relative requirements of these guidelines into both its approved IND and its cGMP manufacturing standard operating procedures as required. The Company employs this strategy in its efforts to accelerate regulatory approvals in the US.

Chain of Custody Control

Central to the individual sample testing is an unbroken chain of custody and tracking. Sample tracking begins with the creation of each CELLECT collection box. All samples, processing, quality management, batch, and storage documents and records, are coded with this unique number. All records and testing samples are cross referenced and verified as required by the standard operating procedures.

Testing Design and Standard Operating Procedures (SOPs)

Testing methods are standardized and operate under a complete set of SOPs and Quality Management (QM) processes. All SOPs are designed to be in compliance with the US Food and Drug Administration’s regulations and guidance for aseptic processing. Strict QM is enforced to avoid and/or record any process deviations. In 2018 in response to the FDA letter the Company undertook a major reorganization and upgrade of all of its methods, SOPs, processes and facility to upgrade its facility from a registered tissue bank to a Biologic Drug Manufacturer. This update was completed concurrently with the validation and qualification of the Company’s new quality management system that was completed, validated and qualified in 2019.

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

A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Covers CELLECT Kit, Transport and Cryopreservation Medium for ATGRAFT and ATCELL Products	US Serial No 13/194,900 Filed June 6, 2010 Patent Application Published December 5, 2013 Claims Granted US Patent No. 10,014,079. Continuation filed upon issuance.
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Continuation covering Improvements	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/194,900 imminent (PCT Application filing planned)
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 6, 2011, Claims Granted US Patent No.10,154,664. Continuation filed upon issuance.

Title	Technology	Patent / Application Number
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/646,900 imminent (PCT Application filing planned)
Compositions and Methods for collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers the core processing adipose tissue for ATGRAFT adipose tissue dermal filler product	U.S. Serial No. 14/406,203 National Phase entry date of December 5, 2014 based on PCT/US2013/044621 European Union Application No. EPI3800847.9 China Application No. 2013800391988
Compositions and Methods for “Collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers additional claims related to ATGRAFT process not included in original application	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 14/406,203 imminent (PCT Application filing planned)
Systems and methods to isolate and expand stem cells from urine	Isolation of stem cells from urine of patients for use in research and therapeutics	US Serial Nos. 62/335,426 and 62/439,106

Additionally, the Company has in-licensed the following IP:

Patent Title	Use of Patent	Application #
Cosmetic compositions including tropoelastin isomorphs (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based a biological	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Market Size and Opportunities

By leveraging our proprietary Adipose Tissue Processing Platform, the Company is working to address multiple high growth, multi-billion dollar market opportunities prevailing within the Regenerative Medicine, Cosmeceuticals, Medical Tourism and Cell Therapy markets. The Company regularly reviews independent market research to gauge the market size of its intended domestic and international markets and to identify additional areas within these markets where the Company’s laboratory products, cell culture medium, and tissue and cellular processing services can be marketed, sold and/or licensed.

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

A report published by Markets and Markets Research in 2017 titled “ Cell Expansion Market by Product (Reagent, Media, Flow Cytometer, Centrifuge, Bioreactor), Cell Type (Human, Animal), Application (Regenerative Medicine & Stem Cell Research, Cancer), End user (Research Institute, Cell Bank) - Global Forecasts to 2021”. The report states: “ The global cell expansion market is expected to reach USD $18.76 Billion by 2021 from USD $8.34 Billion in 2016 at a CAGR of 17.6%. Geographically, the cell expansion market is dominated by North America, followed by Europe, Asia, and the Rest of the World (RoW). Growth in the North American segment is primarily driven by increasing incidence of chronic diseases in the North American countries. According to the American Medical Association and the American Medical Group Association, more than 50% of Americans suffered from one or more chronic diseases in 2012; the number of Americans suffering from chronic diseases was around 133 million in 2005 and this figure is expected to reach around 157 million by 2020. With this significant growth in the number of patients suffering from chronic diseases, the market for cell expansion is expected to grow in this region in the coming years.

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

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, research/commercial uses and therapeutic applications of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing program(s) is closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to continue to employ both print advertising and social media sales campaigns. In addition, we plan to continue to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

We plan to continue direct marketing programs focused on reaching regenerative medicine physicians and plastic and cosmetic surgeons to join our network of providers that offer our services to their patients. This marketing initiative has been implemented using a traditional sales approach common to the pharmaceutical and biotechnology industries. This fundamental sales approach at the core of our marketing activities is being strategically and tactically expanded using a combination of in-house sales personnel and outside independent channels.

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

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company receives an initial fee under the agreement which may or may not be credited toward future royalty payments. Following evaluation of the prospective licensee the Company will enter into a final Agreement which outlines all upfront fees, minimum royalties and consumable purchase obligations of the Licensee.

Significant to our international development activities is the global expansion of the American CryoStem branded services and patented products, as well as the expansion of the Company’s services, technology and products as the core platform to implement cellular therapies and regenerative medicine.

Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. On July 12, 2018 The Company announced the national launch of CRYO’s ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The management team traveled throughout southeast China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. The China launch activities are in support of the Company’s previously announced licensing and supply agreement with Baoxin, under which Baoxin will pay the Company a minimum annual guarantee against a fixed fee per process and purchase certain necessary consumables from CRYO required for the collection, processing and storage of the collected adipose tissue. Under the terms of the Agreements signed in Fiscal 2018, the Company invested in and currently holds five percent (5%) of Baoxin shares. Additionally, Mr. Arnone and Mr. Dudzinski were elected to serve as Directors of Baoxin during their visit to Shenzhen, China. During 2019 Mr. Arnone resigned from the board of Baoxin.

During Fiscal 2020 and 2021, due to the continuing effects of the COVID pandemic and associated government policies and regulations Baoxin suspended its processing activities. Baoxin is an emerging biotechnology company in China that has relied to date on investment to fund operation and build their facilities, as is typical for these types of companies. During 2020 and 2021, Baoxin developed a new state of the art facility with sizable clean rooms and biomaterial storage space. The facility was completed in February 2021 and officially opened in May of 2021. Unfortunately, due to the continued effects of COVID and the appearance of new variants Baoxin has been unable to restart operations and its marketing programs. See Note 3, Note 13 and Note 14 for additional information.

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

The current pandemic, changes in Chinese regulations and policies regarding Hong Kong, recent political unrest and the inability of Chinese citizens to cross the border between Hong Kong and China have significantly curtailed the ability of HIT to implement its business plans to utilize the Company’s technology and purchase the associated consumables.

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

The current COVID pandemic has delayed CRYOVIVA’s scheduled launch of its marketing campaign several times and unfortunately, CRYOVIVA suspended their tissue banking operations in 2020 and 2021. We are currently in discussions with them concerning the restart of their operations and initiation of their marketing program for calendar 2022 although there is no certainty that the effects of the pandemic will ease sufficiently to do so in the near term.

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

Dayong Gao, Ph.D. - Dr. Gao is a world-renowned Professor of Mechanical Engineering and Biomedical Engineering at the University of Washington in Seattle. He has been actively engaged in cryopreservation research for more than 20 years, with specific emphasis on fundamental and applied cryobiology, which is the investigation of mechanisms in cryo-injury and cryo-protection with respect to living biological systems at low temperatures; with the development of optimal methods and technologies for the cryopreservation; and with the banking of living cells and tissues for biomedical applications. Dr. Gao has published 175 research papers in prestigious scientific/biomedical journals, with over 250 papers/abstracts in conference proceedings. He has obtained 16 patents and authored two scientific books and numerous chapters in 17 scientific books. He currently serves on the Editorial Board, as Editor-in-Chief, of six scientific journals, and is the Editor of the Cryopreservation Engineering section of Biopreservation and Biobanking. His research in cryobiology and cryopreservation has been funded by the National Institutes of Health, the American Cancer Society, the Bill and Melinda Gates Foundation, the American Heart Association, the Whitaker Foundation, the Washington Research Foundation and the Kentucky Science Foundation, among others. Dr. Gao graduated with B.Sc. degree from the University of Science and Technology in China and received a Ph.D. in Mechanical Engineering from Concordia University, Montreal, Canada.

Fredric A. Stern, MD. F.A.C.S. - Dr. Stern is the founder and Medical Director of the Stern Center for Aesthetic Surgery in Bellevue, Washington. Following his education at Columbia University Medical School, Dr. Stern earned his Board Certification in Ophthalmology at the University of Washington, and underwent extensive additional training in oculofacial plastic and laser surgery. In 1987, he joined Virginia Mason Medical Center in Seattle, serving as Director of the Oculoplastic Surgery Division for ten years. While at Virginia Mason, Dr. Stern performed an extensive number of cosmetic laser procedures. He is honored to have been chosen as one of a select group of instructors of the Botox Cosmetic® National Education Faculty, as well as the Radiesse™ Medical Education Faculty. Dr. Stern is also an instructor for the Sciton™Laser. In 2011, he was voted the Best Plastic Surgeon in Western Washington by KING 5 (NBC affiliate) TV’s viewing audience. Dr. Stern is a Fellow of the American College of Surgeons, the American Academy of Facial Plastic and Reconstructive Surgeons, the American Academy of Cosmetic Surgery, and the American Society of Liposuction Surgery, as well as a member of the International Society of Hair Restoration Surgery. In addition, over the past several years, he has appeared on Northwest Afternoon, Evening Magazine, as well as KOMO, KIRO and Q13 news, discussing and demonstrating the latest techniques in facial and eyelid laser cosmetic surgery, Botox® and laser-assisted liposuction. He is also an accomplished winemaker & published novelist. Dr. Stern’s latest novel is a medical thriller titled, The Sigma Project.

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

Rand McClain, DO - Dr. McClain earned his medical degree at Western University and completed his internship at the University of Southern California’s Keck School of Medicine Residency Program (U.S.C. California Hospital). Dr. McClain has dedicated over 35 years of his personal and professional life studying nutrition, exercise, herbs and supplements and is also a Master of Acupuncture and Traditional Chinese Medicine. Dr. McClain has participated in professional and elite amateur sport as an individual participant and as well as a member of two U.S. teams and continues to participate competitively. His work is published in peer-reviewed and popular journals and he enjoys sharing and participating in the beneficial changes he helps create in people’s lives. Dr. McClain has worked with some of the best and original innovators in Sports, Regenerative Medicine (“Anti-Aging”), Cosmetic and Family Medicine. He also practices as part of the Regenerative Medicine Institute an organization dedicated to advancing cellular treatments, procedures and research in the use of all available avenues to slow or reverse physiological and cosmetic effects of aging. Dr. McClain currently serves as Chief Medical Officer of Live Cell Research, a company dedicated to the discovery and development of products designed to enhance health and quality of life through epigenomic manipulation. Dr. McClain is also a Medical Advisory Board member of American Cryostem Corporation a publicly traded company operating laboratories dedicated to the collection, processing, bio-banking, culturing and differentiation of autologous adipose tissue (fat) and adipose derived stem cells (ADSCs). Dr. McClain is a Board Member of Z.E.N. Foods, a gourmet food delivery and nutrition service company that provides individually designed meal programs in conjunction with health providers and its own registered dietician. Dr. McClain is also proud to be a member of the National Veteran Foundation’s Advisory Board. Dr. McClain has also joined the investigative team of the Company’s recently approved clinical study to assist the team with the review of prospective candidates and for the review of study data.

John “Jay” Schwartz, PhD - Dr. Schwartz, holds a PhD in biochemistry and molecular biology and, served as an academic researcher at Harvard and MIT for over 10 years. He is an accomplished life sciences entrepreneur, business mentor, consultant, and investor with a demonstrated track record of identifying and driving commercially-viable early-stage companies from initial bench conceptualization and funding to clinical development and exist. Dr. Schwartz 30+ years of entrepreneurship spans technical development and commercialization of drugs, medical devices, combination products, and diagnostics; regulatory approval, Orphan Drug/accelerated approval, clinical reimbursement, as well as intellectual property strategies. Most recently, he led AcuityBio Corp to a successful acquisition by Cook Biotech. Over his career, he had led and advised multiple companies to successful exits via acquisition in transactions ranging from $35 to $500 million

Corporate Information

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

Item 1A. Risk Factors

An investment in our Common Stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this prospectus, including our financial statements and related notes, before deciding whether to invest in shares of our Common Stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to our Financial Position

We have generated minimal product related revenues to date and do not expect to generate significant revenues in the near future if at all. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We have a history of net losses. We expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We incurred significant net losses in each year since our inception in 2009. We had an accumulated deficit as of September 30, 2021, and 2020 of $19,277,765 and $16,398,179, respectively. Our net losses have resulted principally from costs incurred in our development activities. We anticipate that our net losses will substantially increase over the next several years as we plan to expand our research and development activities, including the clinical development of ATCell and ATGraft products.

Because of the numerous risks and uncertainties associated with drug product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, the issuance of convertible debt securities and upfront and milestone payments pursuant to our collaboration and license agreements. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability depends on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, manufacture, and market our proposed products successfully or have such products manufactured and marketed by others and gain market acceptance for such products. These are formidable, time consuming and costly challenges and we may never achieve commercialization or profitability.

We have significant payment obligations under certain Notes due through 2021. Any non-payment of the Notes when due in the absence of an extension of the maturity date would constitute event of default under the Notes, and our financial condition may be adversely affected.

As of September 30, 2021, the Company had issued and outstanding: $226,500 aggregate principal amount of Bridge Notes, which matured, between January through July 2015 and bear interest at the rate of 8% per annum; $83,500 aggregate principal amount of Convertible Notes which matured in September 2014, convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.35 of principal amount and/or interest so converted; $45,000 of 8% convertible notes which matured in September of 2016, convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.30 of principal amount and/or interest so converted; $150,000 of 5% convertible notes which mature in Fiscal 2021, convertible into shares of Common Stock at the rate of one (1) share of Common Stock for each $0.33 of principal amount and/or interest so converted; $155,000 of 8% convertible notes which matured on January 31, 2018, convertible into shares of Common Stock at the rate of one (1) share of Common Stock for each $0.20 of principal amount and/or interest so converted; $40,000 of 8% convertible notes which matured in January 31, 2018 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.15 of principal amount and/or interest so converted; and $100,000 aggregate principal amount of Convertible Notes which matured in Fiscal 2020, convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.40 of principal amount and/or interest so converted; $150,000 of 8% convertible notes which matures in December 31, 2022 convertible into shares of Common Stock and the rate of one (1) share of Common Stock for each $0.75 of principal amount and/or interest so converted. No assurances can be given that the Company will have sufficient funds to repay the principal and/or interest on such Bridge Notes when due or on the Convertible Notes; such Convertible Notes are converted into Common Stock prior to maturity. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

We will require substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

Development of our ATCell and other product candidates we may acquire in the future will require substantial additional funds to conduct research, development and clinical trials necessary to bring each of these product candidates to market and to establish or contract for manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, the following:

•	the scope, rate of progress, results and costs of our non-clinical studies, clinical trials, and other research and development activities;
•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcomes of regulatory proceedings, including NDAs and SPAs we file with the FDA and similar filings with the EMA and other foreign regulatory authorities;
•	payments required with respect to development milestones we achieve under our in-licensing agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	the costs associated with commercializing our product candidates, if they receive regulatory approval;
•	the cost and timing of establishing sales and marketing capabilities;
•	competing technological efforts and market developments;
•	our ability to maintain and establish collaborative and distribution arrangements to the extent necessary;
•	revenues received from any future products;
•	the ability to achieve and receive milestone payments and co-development payments for our candidates licensed to collaborators; and,
•	payments received under any future strategic collaborations.

We anticipate that we will continue to generate significant net losses for at least the next several years as we continue to incur increasing pipeline expenses to complete our clinical trial programs for ATCell, seek regulatory approvals, build commercial capabilities, acquire and develop new drug candidate programs, and expand our corporate infrastructure. We believe that the net proceeds from our financing efforts, together with our existing cash and cash equivalents will allow us to fund our operating plan through 2022. However, our operating plan may change as a result of factors currently unknown to us. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based our estimates of future net losses on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

Our revenue and expense forecasts may prove to be inaccurate, and any change in the foregoing assumptions could require us to obtain additional financing earlier than anticipated. There is a risk of delay or failure at any stage of developing a product candidate, and the time required, and costs involved in successfully accomplishing our objectives cannot be accurately predicted. Actual drug research and development costs could substantially exceed budgeted amounts, which could force us to delay, reduce the scope of or eliminate one or more of our development programs.

We may never be able to generate sufficient product revenue, if at all, to cover our expenses. Until we do, we expect to seek additional funding through public or private equity or debt financings, collaborative relationships, capital lease transactions or other available financing transactions. However, additional financing may not be available on acceptable terms, if at all, and such financings could be dilutive to existing security holders. Moreover, if additional funds are obtained through arrangements with collaborators, such arrangements may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs. Our failure to obtain adequate financing when needed and on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

The report of our independent registered public accounting firm included a “going concern” explanatory paragraph.

The accompanying financial statements have been prepared on a going-concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, primarily as a result of our recurring losses and limited cash balances, the report of our independent registered public accounting firm on our financial statements as of and for the years ended September 30, 2020 and 2021 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital in this offering or otherwise as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern.

The Company may not have complied with various state securities laws in connection with prior issuances/sales of its securities.

Since April 2011, the date of the closing of the Asset Purchase, through September 30, 2021, the Company sold approximately $5,288,127 gross amount of its equity and debt securities. In connection with such sales, the Company may have violated various state securities laws. If the Company was determined by a court, FINRA or regulatory body with the required jurisdiction to have violated such laws, any such violation could result in the Company being required to offer rescission rights to each such prior purchase from the Company to rescind such purchases and pay to the prior purchaser an amount of funds equal to the purchase price paid by such prior investors plus interest from the date of any such purchase. No assurances can be given the Company will, if it is required to offer such purchasers rescission right, have sufficient funds to pay the prior purchasers the amount required. In addition, if the Company violated one or more securities laws of a state in connection with prior offers and/or sales of its securities, each such state could bring an enforcement, regulatory and/or other legal action against the Company which, among other things, could result in the Company having to pay substantial fines, not being able to sell securities in such states in the future and/or having a determination made by any such states against the Company that the Company failed to comply with such states’ securities laws, which could result in the Company, among other untoward effects including those set forth above, not being able to have its Common Stock be eligible for continued quotation on the OTC pink sheets and/or other trading markets and/or mediums that the Common Stock is then trading and/or eligible for quotation on and/or in the future seeks to be quoted or traded on.

Shares eligible for future sale may adversely affect the market for our Common Stock.

As of September 30, 2021, we had 11,536,500 of Common Stock issuable upon exercise of all outstanding stock options and warrants, and 2,334,784 shares issuable on the conversion of outstanding Convertible Notes. When these securities are exercised or converted into shares of our Common Stock, the number of our shares of Common Stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares into the public market, could have a material adverse effect on the market for our Common Stock and the market price of our Common Stock.

In addition, from time to time, certain of our shareholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six-month holding period: (i) affiliated shareholders (or shareholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock and (ii) non-affiliated shareholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Risks Related to Our Business

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

On January 3, 2018 the Company received a warning letter from the US. FDA concerning its contract manufacturing services provided to Cells on Ice. The FDA informed the Company through the letter that the FDA determined that its autologous adipose derived cell product ATCELL is a drug under current FDA regulations and guidance. In response to the letter the Company ceased shipment of its ATCELL product within the United States. Since receiving the Warning Letter from the FDA the Company undertook a complete reorganization and remediation of its laboratory facility and operations and an expansion of its existing facility. The Company believes that its effort, new clean room laboratory facility, SOP and Quality Management system upgrades, and filing the IND application (No. 19089) on October 22, 2019 and approved by FDA on September 17, 2020, will satisfy the FDA’s concerns; no assurance can be given that we are in fact in compliance and/or in the future will be in compliance with these regulations or that upon inspection by PHS and/or FDA that we will not be required to amend our procedures or limit our operations based upon the finding of the inspection. Based upon discussions with the FDA Office of Regulatory Affairs (ORA), the disposition of the warning letter is deferred, per current FDA policy, until the completion of the clinical studies and the submission of a Biologics License Application filing by the Company.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all the applicable regulatory requirements needed to receive regulatory approval. To receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive preclinical testing and clinical trials to demonstrate safety and efficacy of these product candidates for the intended indication of use. Clinical testing is expensive, can take many years to complete, if at all, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect the clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. The conditions for which we currently plan to evaluate our product candidates include orphan or rare diseases, and diseases with high unmet medical needs with limited patient pools from which to draw for clinical trials. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. Some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	our ability to recruit clinical trial investigators of appropriate competencies and experience;
•	the incidence and prevalence of our target indications;
•	clinicians’ and patients’ awareness of, and perceptions as to the potential advantages and risks of our product candidates in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•	competing studies or trials with similar eligibility criteria;
•	invasive procedures required to enroll patients and to obtain evidence of the product candidate’s performance during the clinical trial;
•	availability and efficacy of approved medications for the disease under investigation;
•	eligibility criteria defined in the protocol for the trial in question;
•	the size and nature of the patient population required for analysis of the trial’s primary endpoints;
•	efforts to facilitate timely enrollment in clinical trials;
•	whether we are subject to a partial or full clinical hold on any of our clinical trials;
•	reluctance of physicians or patient advocacy organizations to encourage patient participation in clinical trials;
•	the ability to monitor patients adequately during and after treatment;
•	our ability to obtain and maintain patient consents; and
•	proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. There may be competing trials, as well as the limited bandwidth of pediatric oncology institutions for running trials, which can lead to the prioritization of certain trials, leading to delays in our clinical trials. Enrollment delays in our clinical trials, including delays due to the COVID-19 pandemic, may result in increased development costs, which would cause our value to decline and limit our ability to obtain additional financing.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. In addition to delays in patient enrollment, clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site or in obtaining sufficient supplies of clinical trial materials. Any delays in completing our clinical trials will increase our costs, slow down our product development and timeliness and approval process and delay our ability to generate revenue.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

Our clinical trials may not result in drugs approved for commercialization.

The grant of regulatory approvals for the commercial sale of any of our proposed products will depend, in part, on us and/or any collaborators successfully conducting extensive clinical testing to demonstrate safety and efficacy in humans. The results of preclinical and clinical testing may prove to be negative or inconclusive. As results of particular clinical trials are received, we and/or our collaborators, if any, may abandon projects that we might have otherwise believed to be promising. Our interpretation of clinical trial results may not be accepted by governmental regulators. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, even if obtainable, may take several years. Generally, only a very small percentage of new pharmaceutical products initially developed are approved for sale. Even if a new pharmaceutical product is approved for sale, it may not be commercially successful. We may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond our financial and technical capacity to resolve. The failure to address such problems adequately could have a materially adverse effect on our business, financial condition or results of operations. We may not succeed in the development and marketing of any new drug products, and any products we are able to get approved for marketing may be rendered obsolete or uncompetitive by products of competitors.

Many factors may affect the outcome of prospective clinical trials. The design of prospective clinical trials is often based on limited or incomplete data. The current Phase I clinical trial design of the ATCell PCS program is based in part on data collected from a Pilot Treatment Program, and a retrospective analysis of that data. Retrospective analysis of clinical trial results may lead to incorrect conclusions. In addition, standard of care will change over time. Patients enrolling in the current clinical trial may have been exposed to and treated with therapeutics and other therapies different than patients enrolled in the prior Pilot Study. Thus, the results of the prior Pilot Study may not be predictive of results in the current Phase I clinical trial. Our current clinical Phase I trial of ATCell may not enroll a sufficient number of patients or it may not be ultimately concluded according to the current design and protocol, for reasons including, but not limited to, the study drug administration regimen and participation requirements, changes in standard of care, and acceptability by patients and investigators of the study control.

We may not be able to fulfill the extensive, time consuming and costly regulatory requirements to enable us to develop and market our drug candidates.

Our drug development programs are subject to regulatory control by multiple federal, state, local, national, and multinational regulatory agencies, including the FDA and the EMA. Before we can market and commercialize our drug candidates, we will need to apply for and receive regulatory approval by multiple federal, state, local, national, and multinational regulatory agencies, including the FDA and EMA. If the data, information, applications, files, and regulatory documentation from our drug development programs are incomplete or inadequate, we could be subject to suspension or withdrawal of permission to conduct clinical trials from the regulatory authorities, including the FDA and EMA. We can make no assurances as to the completeness or adequacy of the data, information, applications, files, and regulatory documentation from our drug development programs and we may never receive approval for marketing and commercialization from the regulatory authorities, including the FDA and EMA, or such approval could be delayed substantially, requiring us to conduct costly additional clinical trials.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

Guidelines and recommendations published by various organizations can impact the use of our products candidates.

Government agencies promulgate regulations and guidelines directly applicable to us and to our product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our product candidates or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our proposed product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early to late-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late-stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives.

Any of these changes could make the results of our planned clinical trials or other future clinical trials we may initiate less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

Reimbursement may not be available for our product candidates, which would impede sales.

Market acceptance and sales of our product candidates may depend on coverage and reimbursement policies of third-party insurers as well as health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payors pay directly for our products, where applicable, could affect whether we are able to commercialize these products as well as market acceptance of our products. We cannot assure that reimbursement will be available for any of our products or that coverage or reimbursement policies will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

As a result of legislative proposals and the trend towards managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

If we lose key personnel, our development programs could be delayed, and our business could be harmed.

Our future success will depend, in part, on the leadership and efforts of our senior executive officers, directors, members of our Scientific Advisory Board and consultants. In particular, we rely and will continue to rely on the leadership and expertise provided by our founder and Chief Executive Officer, John S Arnone and Chief Operating Officer, Anthony Dudzinski. We do not maintain “key man” insurance for Mr. Arnone or Mr. Dudzinski However, we do have an employment agreement with them but that does not guarantee that they will always remain with the company. If Mr. Arnone or Mr. Dudzinski were to terminate their relationship with us for any reason, or if they were to become disabled or die, it would have a material adverse impact on our business.

In addition to Mr. Arnone and Dudzinski, we have other key personnel that are critical to our business. Most of these persons are currently “contract employees”, which means they perform services for us on a contractual basis. Nevertheless, if their relationship with us were to terminate, it could have a material adverse impact on our business and operations.

In addition, to execute our growth strategy we also must attract, train, retain and motivate additional highly skilled employees and knowledgeable advisors required for the expansion of our activities. Our failure to do so could have a materially adverse effect on our business, including delays in our drug development programs. Given the current state of the U.S. job market in general, that the pool of qualified personnel with experience in the pharmaceutical and biotechnology industry is limited overall, and that we will be competing with other companies that have far greater resources than we have and that can offer prospective employees greater opportunities than we can, we expect to experience difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. In sum, we cannot assure you that we will be able to retain the services of our existing personnel or attract additional qualified employees and such failure would likely have a materially adverse effect on us.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with four (4) full-time employees and two (2) contract employees who provide services to us under contractual arrangement but who are not treated as statutory employees. We anticipate that most, if not all, these contract employees will become statutory employees upon consummation an additional planned funding. To continue our clinical trials and commercialize our product candidates, we need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. We plan to add additional employees to assist us with our clinical and commercial programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage development efforts effectively;
•	manage our clinical trials effectively;
•	integrate additional management, administrative, manufacturing and sales and marketing personnel;
•	maintain sufficient administrative, accounting and management information systems and controls; and
•	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results and impact our ability to achieve development milestones.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force or build appropriate relationships in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we will need to create a sales and marketing team from the ground up or hire a third-party to provide those services. Our current intention is to create our own, in-house sales and marketing team to market our products domestically. Whether we pursue that strategy or opt to outsource that function, we will incur significant additional expenses. In addition, if we decide to build our own sales and marketing team, the effort will require us to commit a significant additional management resources. We will also have to compete with other pharmaceutical and biotechnology companies, many of whom have greater financial resources than we have, to recruit, hire and train sales and marketing personnel. We cannot assure you that our efforts will be successful no matter how much time, effort and capital we commit. In addition, we cannot assure you that we will be able to a retain a third party to perform those services on acceptable terms, if at all, should that be necessary. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of storage customers, clinical trial participants and employees. Similarly, our business partners and third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our business partners or third-party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Risks Relating to Manufacturing Activities

We have limited manufacturing capabilities and may not be able to obtain and maintain adequate manufacturing from contractors.

We have limited manufacturing capability of our own. We may not be able to establish or maintain arrangements with contractors that can manufacture products at a cost or in quantities, of sufficient quality and timeliness, necessary to meet the supply requirements of our clinical study programs. In addition, we anticipate that we will need to rely on third parties to manufacture certain products even if they have been approved for use. We will need to establish and rely upon third party contractors to develop methods to scale-up manufacturing of commercial quantities of any of our products that receives regulatory approval. In addition, we may experience significant growth upon approval of our products and be required to build large scale manufacturing facilities and laboratories to meet demand and may not be able to complete the facilities on time or at all.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidate in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high-quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

If we rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce the product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we, or our manufacturers, are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Risks Relating to Regulation of Our Industry

The biopharmaceutical industry is subject to significant regulation and oversight in the United States; in addition to approval of products for sale and marketing, our failure to comply could be costly and hurt our business.

In addition to FDA restrictions on marketing of biopharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. If we or our representatives are found to have engaged in practices that involve remuneration intended to induce prescribing, purchases or recommendations, we may be subject to anti-kickback liability.

If we or our representatives are found, for example, to have marketed a product for unapproved, and thus non-reimbursable, uses, or to have provided free product to customers with the expectation that the customers would bill government programs for the product, we could be subject to liability under federal or state false claims laws. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our reputation and results of operations.

We may be subject to federal and state healthcare fraud and abuse laws and health information privacy and security laws. If we do not fully comply with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include but are not limited to:

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•	the federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians; and
•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could subject us to sanctions, damage our reputation, and otherwise hurt our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we decide to pursue a Fast Track Designation by the FDA, it may not lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek Orphan Drug Designation from the FDA and/or EMA for additional product candidates that we acquire or develop in the future. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

We may seek Orphan Drug Designation for product candidates we obtain in the future from the FDA and/or the EMA; however, we may be unsuccessful. There can be no assurance that the FDA or EMA will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation for our current or any future candidates.

In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of orphan drug exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for that time period, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.

In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Health care reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could hurt our future results of operations. In particular, there have been, and continue to be, a number of initiatives at the federal and state levels that seek to reduce healthcare costs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to generate revenues. Bidding procedures to determine what pharmaceutical products and which suppliers will be included in prescription drug and other healthcare programs could reduce ultimate demand for our products or put pressure on our product pricing.

Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on our ability to profitably price our products, which, in turn, could adversely affect our results of operations. We might elect not to seek approval for or market our products in foreign jurisdictions to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Risks Relating to Competitive Factors

We operate in an environment of intense competition and our products, if approved, will be subject to intense market competition.

The biotechnology industry generally and our drug development programs in particular are characterized by intensive competition. Multiple companies are currently marketing products otherwise being used for indications in which we are developing products. In addition, many companies, research institutes, hospitals and universities are working to develop products. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have. Certain of such companies have experience in undertaking testing and clinical trials of new or improved products for indications in which we are developing products. In addition, certain competitors have already begun testing biopharmaceuticals for indications in which we are developing products and may introduce such products before we do.

Risk Relating to Our Arrangements with Third Parties

If the collaborators, licensees and others on which we depend do not perform as expected, we may not be able to develop, manufacture and commercialize drug products.

If we cannot maintain our existing collaborative arrangements, product development and license agreements, contract manufacturing arrangements and other agreements with third parties for services we need on acceptable terms, or at all, and/or enter into new arrangements, then we will experience delays, added costs and missed opportunities in the development, manufacture or sale of our proposed products. In particular, we have limited capability to discover or conduct pre-clinical development of new products, and therefore rely on collaborators, partners, or licensors to be the source of our drug development programs.

Our lack of sales and marketing experience could limit our revenue from any approved drugs.

We have limited experience in sales, marketing or distribution of pharmaceutical and related products. In the event any of our product candidates receive regulatory approval for commercialization, we intend to pursue third party arrangements regarding the sales and marketing of any products we develop internationally. We also may pursue such relationships to market our products domestically, although that is not our current intention. However, we may not be able to establish or maintain such arrangements or have effective sales forces and distribution systems necessary to make any products commercially viable. To the extent that we decide not to, or are unable to, enter into third party arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop our own marketing and sales force with technical expertise and with supporting distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues received by us will depend upon the efforts of such third parties, and their efforts may not be successful. Licensing and purchase agreements pursuant to which we may acquire drug candidate programs may require the consent of the licensor or seller for sublicenses or other third-party sales, marketing, or drug development arrangements. If licensors or sellers do not provide such consent, the development and commercialization of our product candidates could be severely impaired.

We, currently and in the future will, continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

We currently, and will in the future, enter into agreements with third-party CROs under which we have delegated to the CROs the responsibility to coordinate and monitor the conduct of our clinical trials and to manage data for our clinical programs. We, our CROs and our clinical sites are required to comply with current cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

We may need to rely on third parties to market and commercialize our product candidates in international markets.

In the future, if appropriate regulatory approvals are obtained, we may commercialize our product candidates in international markets. However, we have not decided how to commercialize our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. If we decide to sell our product candidates in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

Risks Relating to Protecting Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure protection of such rights.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling and offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities or from orphan status designations from regulatory authorities in certain markets.

If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success will depend, in part, on our ability to obtain patents and maintain trade secrets, both in the United States and other countries. Patent matters in the biotechnology and pharmaceutical industries can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth and enforceability of our patents and the existence of potentially blocking patent rights of others cannot be predicted, either in the United States or in other countries.

We may not be able to develop patentable products or processes or have patents issue from any of the currently pending patent applications, and the claims granted on issued patents may not be sufficient to protect our technology or adequately cover the actual products we may eventually sell. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents. Our issued patents or pending patent applications if issued, may be challenged, invalidated, rendered unenforceable or circumvented or the rights granted thereunder might not provide us with adequate proprietary protection or competitive advantages. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants, licensors and other inventors that were, or are, not employed by us.

In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or, ultimately, not enforceable. Even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices, for example via opposition in the European Patent Office or reexamination or interference proceedings in the USPTO. The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.

We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents and patent applications issued or licensed to us or to determine the scope and validity of the proprietary rights of others.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own.
•	We or our licensors or strategic collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own.
•	We or our licensors or strategic collaborators might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or identical products to our product candidates or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	Our pending patent applications may not lead to issued patents or patents with claims that are sufficiently broad to adequately protect our products and technologies.
•	Issued patents and patent applications we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
•	We may not develop additional proprietary technologies that are patentable.
•	The patents of others may have an adverse effect on our business.

Should any of these events or others occur, they could significantly harm our ability to sell products and earn revenue.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

The Leahy-Smith Act, which was signed into law in September 2011, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Although the USPTO has developed some regulations and procedures to govern administration of the Leahy-Smith Act, uncertainty remains as to how some aspects of the Act and regulations will be interpreted and applied by the USPTO. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, our current and pending patent portfolio and future intellectual property strategy. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our intellectual property. It is uncertain whether the issuance of any third-party patents will require us to alter our products or processes, obtain licenses, or cease certain activities. Some third-party applications or patents may conflict with our issued patents or pending applications. Any such conflict could result in a significant reduction of the scope or value of our issued or licensed patents. Even if claims of infringement are without merit, any such action could divert the time and attention of management and impair our ability to access additional capital and/or cost us significant funds to defend.

In addition, if patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease manufacturing or selling any products deemed to infringe those patents. If any licenses are required, we may not be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products. Our failure to obtain a license on favorable terms to any technology that we may require to commercialize our products could prevent us from earning revenue on a product that we developed.

In addition, if our competitors file or have filed patent applications in the United States or other countries that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO or by foreign patent agencies, could result in substantial costs to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy, are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. Moreover, we may have to participate in post-grant proceedings or third-party ex parte or inter partes reexamination proceedings under the USPTO or foreign patent agencies. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could substantially increase our expenses and impair or delay our ability to earn revenue from product sales.

If we cannot adequately protect our trade secrets, we could lose potential competitive advantage.

We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. For example, our manufacturing process involves a number of trade secret steps, processes, and conditions. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. However, these agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements, or their scope or term may not be sufficiently broad to protect our interests.

If our trade secrets or other intellectual property become known to our competitors, it could result in a material adverse effect on our business. To the extent that we or our consultants or research collaborators use intellectual property owned by others in work for us, disputes may also arise as to the rights to related or resulting know- how and inventions.

If our licensors do not adequately prosecute and protect patents we rely on, then our product development could be impaired.

While we normally seek and gain the right to fully prosecute the patents and patent applications relating to our product candidates, there may be times when platform technology patents or product-specific patents that relate to our product candidates are controlled by our licensors. In addition, our licensors and/or licensees may have back-up rights to prosecute patent applications if we do not do so or choose not to do so, and our licensees may have the right to assume patent prosecution rights after certain milestones are reached. If any of our licensing collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

Our patent portfolio may be incomplete or inadequate.

Although our patent portfolio consists of issued patents and patent applications and includes composition of matter patents and method/use patents and patent applications, it may not be adequate to protect our products. We do not know if our current or future patent applications will be approved or if our existing patents or patents issue in the future will adequately protect our products and technologies.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural documentaries, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of research and development of biopharmaceutical drugs, we rely in part on trade secret protection to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the party’s relationship with us. We also typically obtain agreements from these parties that provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Risks Relating to Our Exposure to Litigation

We are exposed to potential product liability or similar claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death.

We currently carry liability insurance in the amount of $1,000,000 million in the aggregate, but we may not be able to maintain such insurance or the amount of such insurance may not be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, insurance may not continue to be available on terms acceptable to us, if at all, or if obtained, the insurance coverage may be insufficient to cover any potential claims or liabilities. Similar risks, but with larger potential liability amounts, would exist upon the commercialization or marketing of any products by our collaborators or us. Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial volunteers;
•	costs of litigation;
•	distraction of management; and
•	substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our reputation and financial condition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation provides that we will indemnify our directors to the fullest extent permitted by Nevada law. In addition, as our bylaws provide, we may enter into indemnification agreements with our directors and executive officers. If we are required to indemnify one or more of our directors or executive officers, it may reduce our available funds to satisfy successful third-party claims against us, may reduce the amount of money available to us and may have a material adverse effect on our results of operations.

Risks Related to this Offering of Common Stock

The price of our Common Stock may fluctuate substantially.

You should consider an investment in our Common Stock to be highly risky, and you should invest in our Common Stock only if you can withstand a significant or entire loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our Common Stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

•	sales of our Common Stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our shares of Common Stock;
•	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our current and proposed clinical trials, and other business activities;
•	the timing and success of introductions of new applications or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•	network outages or security breaches;
•	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
•	commencement, enrollment or results of our clinical trials for our drug candidates or any future clinical trials we may conduct;
•	changes in the development status of our drug candidates;
•	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;
•	any delay in our submission for studies or drug approvals or adverse regulatory decisions, including failure to receive regulatory approval for our drug candidates;
•	unanticipated safety concerns related to the use of our drug candidates;
•	failures to meet external expectations or management guidance;
•	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of Common Stock by stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets and/or obtain and/or develop new drug candidates;
•	reputational issues;
•	competition from existing technologies and drugs or new technologies and drugs that may emerge;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new drugs, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	changes in valuations of similar companies or groups of companies;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
•	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;
•	the lack of market acceptance and sales growth for our drug candidates, if any, that receive sales and marketing approval; and
•	other events or factors, many of which may be unforeseeable and/or out of our control.
33

In addition, if the market for stocks in biotechnology and/or pharmaceutical companies in general or in related industries or the stock market in general experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause the trading price of the shares of our Common Stock price to fall as well, which could expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to our management.

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock, the issuance of which could, among other things, reduce the proportionate ownership interests of current shareholders.

We are authorized to issue 300,000,000 shares of Common Stock and 50,000,000 shares of “blank check” preferred stock. As of September 30, 2020, there were 59,570,666 shares of Common Stock issued, (excluding 11,536,500 shares issuable upon exercise of all issued and outstanding stock options and warrants, and 2,344,784 shares issuable on the conversion of all outstanding Convertible Notes). No shares of preferred stock were issued and outstanding as of September 30, 2021. Our board of directors has the ability, without seeking shareholder approval, to issue additional shares of Common Stock and/or to designate, establish the terms and conditions of, and issue shares of preferred stock for such consideration, if any, as the board of directors may determine. Any such shares of preferred stock could have dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of shares of Common Stock. In the event of such issuance, the preferred stock could, among other items, be used as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent security-holders from receiving the maximum value for their shares of our Common Stock.

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

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our current product portfolio, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs or liabilities associated with the acquisition;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy pharmaceutical products and hosting infrastructure of the acquired business;
•	diversion of management’s attention from other business concerns;
•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

Any future trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect the market price of our Common Stock. Furthermore, if one or more of the analysts who do cover us downgrade our Common Stock or if those analysts issue other unfavorable commentary about us or our business, the market price of the shares of our Common Stock would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our Common Stock could decrease, which in turn could cause the market price of, or the trading volume in, the shares of Common Stock to decline and may also impair our ability to expand our business with existing customers and attract new customers.

We currently are wholly dependent on John Arnone and Anthony Dudzinski, Conflicts of Interest.

We currently are wholly dependent on John Arnone and Anthony Dudzinski, our only executive officers and directors. Our future performance will depend on the continued services of such persons and our ability to retain such persons and to hire additional qualified persons. The loss of either of Mr. Arnone or Mr. Dudzinski, or both, would materially and adversely affect our proposed business. There are no assurances they will continue to do so. The employment agreements among other terms permit each of Mr. Arnone and Mr. Dudzinski to conduct other business activities outside of their employment with us. Each such employment agreement has been extended to 2025.We have not obtained any “key-man” life insurance policies, nor do we presently plan to obtain or maintain any such policies on Mr. Arnone, Mr. Dudzinski or any other of our employees.

Mr. Arnone and Mr. Dudzinski collectively beneficially own in excess of 50.1% of our issued and outstanding voting stock and as a result have the ability to directly and/or indirectly make all decisions for us.

Mr. Arnone owns the majority of the issued and outstanding voting stock of Personal Cell Sciences Corporation, a Florida corporation (“PCS”). PCS is in the cosmetic business and has entered into a contract manufacturing and royalty agreement with the company to manufacture conditioned medium. We also receive a royalty of 10% of the gross sales of any autologous products sold by PCS containing the conditioned medium that we manufacture. Mr. Arnone is also the CEO of Regenerative BioTherapy Corp. Regenerative BioTherapy Corp, a Florida corporation which entered into a licensing Agreement with the Company in September of 2014. The licensing agreement Permits Regenerative BioTherapy the use of the Company’s Standard Operating Procedures, Quality Management and General Operations procedures and process for the Company’s product lines and IP; to construct and operate a laboratory and treatment facility in the Caribbean. We may in the future seek to expand our business relationship with, and/or acquire PCS and/or Regenerative BioTherapy Corp. Management cannot assure you that any such business relationship or acquisition, if consummated, would be on terms favorable to us.

Because certain of our stockholders control a significant number of shares of our Common Stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 51.09% of our outstanding shares of Common Stock. In particular, AMCY, our largest stockholder of record, owns approximately 33.40% of our issued and outstanding shares of Common and John Arnone, CEO and Chairman beneficially own approximately 40.59% of our issued and outstanding shares of Common Stock and Anthony Dudzinski, COO and director will beneficially own approximately 40.38 % of our issued and outstanding Common Stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our Common Stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales and issuances of shares of our Common Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our drugs, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. We may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay cash dividends on our shares of our Common Stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

Our ability to use our net operating loss carry-forwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

Net operating loss carryforwards allow companies to use past year net operating losses to offset against future years’ profits, if any, to reduce future tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. Even if another ownership change has not occurred and does not occur as a result of this offering, additional ownership changes may occur in the future as a result of additional equity offerings or events over which we will have little or no control, including purchases and sales of our equity by our five percent security holders, the emergence of new five percent security holders, redemptions of our securities or certain changes in the ownership of any of our five percent security holders.

We are an “emerging growth company” and a “smaller reporting company” and intend to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not electing to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of an offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting (of which we have none at this time) Common Stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and drug approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our Common Stock.

Our amended and restated certificate of incorporation, our bylaws, may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause the market price of the shares of our Common Stock to decline.

Our amended and restated certificate of incorporation and our bylaws may make it more difficult for a third-party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We will be authorized to issue up to 50 million shares of preferred stock upon the completion of this offering and the filing of our amended and restated certificate of incorporation with the State of Nevada. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our Common Stock, and therefore, reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third-party and thereby preserve control by the present management.

Provisions of our amended and restated certificate of incorporation and our bylaws also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. For example, our amended and restated certificate of incorporation, bylaws and provisions of the DGCL, as applicable, among other things:

•	provide the board of directors with the ability to alter the bylaws without stockholder approval;
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and
•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Financial reporting obligations of being a public company in the United States require well defined disclosure and financial controls and procedures that we did not have as a private company and that are expensive and time-consuming requiring our management to devote substantial time to compliance matters.

These reporting obligations associated with being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from our reporting obligations under the Exchange Act, the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the (the “Dodd-Frank Act”), and the listing requirements of the stock exchange on which our securities may be listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting after a transition period ending with our second annual report on Form 10-K filed under Section 13(a) of the Exchange Act. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if in the future we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Risks related to COVID-19

Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The development of our drug candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in regions affected by COVID-19 businesses and schools have been suspended due to quarantines or “stay at home” orders intended to contain this outbreak. Furthermore, many patients had concerns about making hospital and physician office visits for fear of contracting the virus. These factors had an direct adverse impact on our ability to enroll participants in our clinical trial programs. In addition, travel restrictions, stay-in-place orders and other measures imposed by governmental agencies and health organizations to prevent the spread of COVID-19 and protect the citizenry, have had an adverse impact on the flow of goods and services between nations. The supply disruptions have resulted in shortages of goods and materials. This could also impact our ability to produce the products we need to conduct our clinical trials. In addition, these measures have resulted in delays to the regulatory process, which may also have an adverse impact on our business. Finally, initially, the outbreak of COVID-19 led to steep declines in the Dow Industrial Average and other domestic and international stock indices at the end of February and during March and April 2020. While the markets have rebounded nicely since then, recent concerns over the “Delta variant” and the impact it may have on the U.S. and global economies, have led to “risk-off” sessions in the global markets. We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the development of our drug candidates or to raise financing to support the development of our drug candidates, we cannot assure you that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report including the sections titled “Prospectus Summary,” “Risk Factors,” “Use of Proceeds,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements about us and our industry. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward- looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our plans to develop and commercialize our product candidates;
•	our ability to timely secure sufficient funding for our current and proposed operations, including funding necessary for the development and commercialization of our product candidates and to complete additional product candidates;
•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	future agreements with third parties in connection with the commercialization of our product candidates;
•	the success, cost and timing of our product candidate development activities and planned clinical trials;
•	our expectations regarding the impact of the COVID-19 pandemic and its potentially material adverse impact on our business, the economy, and the execution of our clinical trials;
•	the rate and degree of market acceptance and clinical utility of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key management and technical personnel;
•	our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our product candidates;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our use of our existing cash and cash equivalents and the net proceeds from this offering;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the possibility that we in the future may acquire certain businesses and/or additional drug candidates.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this prospectus. You should read this prospectus and the documents that we reference and file as exhibits to this prospectus completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Quarter ended	High	Low
December 31, 2020	$0.42	$0.25
March 31, 2021	$1.11	$0.26
June 30, 2021	$0.74	$0.25
September 30, 2021	$0.36	$0.20

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

d) Sales of Unregistered Securities

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

The Company issued shares of common stock and received $143,000 in Fiscal 2021.

The Company issued shares of common stock for a prepaid expense of $75,000 in Fiscal 2021.

The Company issued shares of common stock for services provided in the amount of $258,500 in Fiscal 2021.

The Company issued shares of common stock to pay interest due of $48,546 to holders of the bridge notes and convertible notes in Fiscal 2021.

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

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The Company normally issues options to its key personnel and consultants at the end of each fiscal year.

The fair value of the options issued in Fiscals 2021 and 2020 was calculated using the following assumptions:

	2021	2020
Dividend yield	0.00%	0.00%
Risk free interest rate	0.78% and 0.79%	0.125%
Volatility	175.29%	146.37%
Share Price	$0.25 and $0.30	$0.20
Term	5 years	5 years

Using the Black-Sholes valuation method, the Company issued options and recorded stock compensation expenses of $902,853 for Fiscal 2021 and $320,042 in fiscal year 2020.

Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc. located at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716. Its contact phone is 732-872-2727.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by American CryoStem Corporation (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of this Annual Report on Form 10-K., relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

American CryoStem Corporation; (CRYO) founded in 2008, has evolved to become a biotechnology pioneer, standardizing adipose tissue derived technologies (Adult Stem Cells) for the fields of Regenerative and Personalized Medicine. These standardized technologies which include granted patents, are the basis for our chemistry, manufacturing, and control (cGMP Manufacturing) of our ATCell product for clinical use in clinical investigations for Biologic License Applications with the US Food and Drug Administration. Our laboratory stem cell products are characterized adult human Mesenchymal Stem Cell (MSC’s) derived from adipose tissue that work in conjunction with our patented (non-animal) medium lines.

The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for our ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was approved by the FDA on September 17, 2020. Post-Concussion Syndrome is an incurable condition affecting a significant number of athletes involved in contact sports such as football, boxing, soccer, and other sports with a significant number of participants have suffered one or more concussions. In addition, published research has indicated that up to 30% of all military personal, active and retired, may suffer from this condition.

The Company built and validated a new cGMP clean room processing and manufacturing area at our facility in Monmouth Junction NJ, implemented and validated cGMP Standard Operating Procedures (SOPs) and installed a new Quality Management System to support its increased focus on patent and product development and support additional clinical activities.

The Company has built a domestic and international patent portfolio consisting of 32 patents. Our 4 primary operating patents regarding the “collection – processing – storage and return to point of care” of adipose stem cells have been granted.

The Company is expanding its efforts in attracting and developing collaborative partners to accelerate its development efforts of products derived from our processing platform that incorporate our completed processing products and provide opportunities for rapid expansion of our platform. The R&D efforts are focused on university and private collaborations to discover, develop, and commercialize our cellular therapies and laboratory products and combinations with synergistic technologies to create regenerative medicine applications and new intellectual property.

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

Fiscal 2020 Operations

In Fiscal 2021, The Company's Total Revenue decreased to $20,590 from $557,903 in Fiscal 2020, due to the adjustment of the revenue recognition related to our agreement with Baoxin (see Note 3, 13 and 14 of the Financial Statements). Accounts Receivable decreased to $78,782 in Fiscal 2021 from $500,000 in Fiscal 2020 due to the billing of Annual Storage Fees due to the adjustment of Accounts Receivable related to our Agreement with Baoxin (See Note 3, 13 and 14 of the Financial Statements). In Fiscal 2021, Licensing Fees and Royalties decreased to $0 from $523,333 in Fiscal 2020. In Fiscal 2021, Tissue Processing & Storage increased to $19,830 from $11,900 in Fiscal 2020. Short term liabilities increased to $1,630,908 in Fiscal 2021 from $1,049,634 in Fiscal 2020. Long term debt increased to $1,272,901 in 2021 from $848,414 in 2020; due to increases in Accrued Executive Compensation a new convertible note, finance lease and an increase to the note to the related party. Cost of Sales decreased to $13,573 in Fiscal 2021 from $43,837 in Fiscal 2020. Research and Development increased to $374,284 in Fiscal 2021 from $19,176 in 2020, since the company’s primary focus in 2021 was clinical studies for its current and planned IND filings. Stock Compensation increased to $902,853 in Fiscal 2021 from $417,542, due to stock options granted. Bad Debt Expense increased to $860,933 in Fiscal 2021 from $326,650 in Fiscal 2020 (See Note 14 of the Financial Statements.) Management increased its allowance for Bad Debt by $542,370. The majority of the increase in Bad Debt Allowance was caused by Management’s concern for its International Partner, Baoxin’s ability to pay caused by the continuing affects of the COVID-19 Pandemic See Note 13 and 14 of the Financial Statements.

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

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2021, the Company had a cash balance of $8,244 and net accounts receivable of $78,782. Our sources of funds in 2021, were tissue processing and storage fees, and financing activities. In Fiscal 2021, we used $303,920 of net cash for Operations, and $91,345 for investment activities, including Patent Development, and the establishment of a new finance lease for laboratory equipment. Additionally, the Company generated $361,749 from financing activities, which included issuance of convertible notes, issuance of common stock, a finance lease and proceeds from a related party note.

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

There was no significant impact on the Company’s operations as a result of inflation for the fiscal year ended September 30, 2021.

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

Recent Accounting Pronouncements

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity.

The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives.

In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract.

The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

The amendments in ASU 2020-06 are effective for our company for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact of these amendments on its future financial reporting.

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

Related Party Transactions.

At September 30, 2021, the Company was indebted to a company that is majority owned by the Company’s two chief executive officers for $147,775.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements

Our financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s Accountants (Fruci & Associates) are unchanged for Fiscal 2021. There were no disagreements with our Accountants on Accounting or Financial Disclosure for Fiscal 2021.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, and concluded that the disclosure controls and procedures were effective as a whole.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2020:

Name	Age	Position	Officer and/or Director Since
John Arnone	64	Chairman and Chief Executive Officer	2011
Anthony F. Dudzinski	59	Chief Operating Officer and Director	2011

John Arnone – Chairman and Chief Executive Officer

Mr. Arnone has been the Chairman of American CryoStem since 2008 and Chief Executive Officer since 2011. Mr. Arnone is also Chairman and CEO of Personal Cell Sciences, Inc., a private Company that markets the U-Autologous line of skin care products. Prior to his involvement in the life sciences/biotechnology industries, he spent 25 years in the investment banking/financial services industry as an investment banker and a proactive investor. Over a 25 year period and holding NASD licenses, Mr. Arnone founded, managed and operated two general securities broker-dealers based in New York specializing in strategic planning, corporate structure, financial planning and new business development. Over the years, he has provided advisory and business management services as a founder, officer, director and/or shareholder to both mid-level and development stage private and public companies. Mr. Arnone also co-founded and operated a global entertainment distribution corporation with 120 employees, and under his guidance the Company was voted medium wholesaler of the year in the music industry (1997, 1998 and 2000) by the National Association of Recording Merchants. Since 2002 Mr. Arnone is the founder and owner of Maestro Entertainment Corp. a music catalog holding company, Mr. Arnone is a co-founder and Director of DigiTrax Entertainment Inc. an Artificial Intelligence based Music Company located in Knoxville, Tennessee. Mr. Arnone holds a degree in Business Administration and a Bachelors of Art in Economics from Kean University in New Jersey.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2021, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Accrued Salary($)	Bonus	Stock Awards	Option Awards[1]	Total Compensation
John S. Arnone	2020	$7,000	$120,000	N/A	N/A	$90,000	$217,000
President and CEO	2021	$13,000	$120,000	N/A	N/A	$180,000	$313,000

Anthony F. Dudzinski	2020	$7,000	$120,000	N/A	N/A	$80,000	$207,000
Chief Operating Officer	2021	$13,000	$120,000	N/A	N/A	$180,000	$313,000

1This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts represent the accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2021 are described in the Notes to our financial statements included in this Annual Report.

We do not anticipate increasing the annual salaries paid to our officers until we have adequate funds to do so.

Compensation of Directors

We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time. During Fiscals 2021 and 2021 no stock was issued or expenses reimbursed.

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

Name and Address of Beneficial Owner	Number of Shares	Percent of Class [1]
Directors and Named Executive Officers [2]:
John S. Arnone [3]	26,030,000	40.59%
Anthony Dudzinski [4]	25,830,000	40.38%

All directors and named executive officers as a group (2 persons)

Other 5% or Greater Beneficial Owners
ACS Global, Inc.	20,500,000	33.40%

1Beneficial ownership is calculated based on 61,374,524 shares of Common Stock issued and outstanding as of September 30, 2021 together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date hereof for each stockholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Commission. The number of shares of Common Stock beneficially owned by a person includes shares of Common Stock issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof. The shares of Common Stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The above calculations include an adjustment as required to include all vested options granted to John Arnone and Anthony Dudzinski.

2Unless otherwise specified, the address for the directors and officers is c/o American CryoStem Corporation at 1 Meridian Road, Eatontown, NJ 07724.

3Mr. Arnone presently owns 18,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him. As a result, he beneficially owns 43.74% percent of the ACS Global Common Stock. Mr. Arnone is also an officer and a director of ACS Global. Consequently, Mr. Arnone is a control person of ACS Global and may as such be deemed to “beneficially own” the 20,500,000 shares of Common Stock owned by ACS Global. Mr. Arnone, however, disclaims beneficial ownership of all such shares. Mr. Arnone also holds, 2,780,000 shares of the Company’s Common Stock and 4,000,000 options (of which 2,250,000 are vested) to purchase the Company’s Common Stock, 1,000,000 which expire on July 10, 2022, 1,000,000 will expire on September 15, 2025, 1,000,000 will expire on June 30, 2026 and 1,000,000 which expire on September 3, 2026.

4Mr. Dudzinski presently owns 6,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, he beneficially owns 22.20% percent of the ACS Global Common Stock. Mr. Dudzinski is also an officer and a director of ACS Global. Consequently, Mr. Dudzinski is a control person of ACS Global and may as such be deemed to “beneficially own” the 20,500,000 shares of Common Stock owned by ACS Global. Mr. Dudzinski, however, disclaims beneficial ownership of all such shares. Mr. Dudzinski also holds 2,645,000 shares of the Company’s Common Stock and 3,000,000 options (of which 2,250,000 are vested) to purchase the Company’s Common Stock, 1,000,000 which expire on July 10, 2022, 1,000,000 will expire on September 15, 2025, 1,000,000 will expire on June 30, 2026 and 1,000,000 which expire on September 3, 2026.

Description of Securities

We are authorized to issue 300,000,000 shares of Common Stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2021, there were 61,374,524 shares of Common Stock and no shares of preferred stock issued and outstanding.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards to our named executive officers during fiscal 2021:

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date
John S. Arnone	1,000,000	0	1,000,000	$0.40	7/10/2022
	750,000	250,000	1,000,000	$0.20	9/15/2025
	500,000	500,000	1,000,000	$0.25	6/30/2026
	500,000	500,000	1,000,000	$0.22	9/3/2026
Anthony Dudzinski	1,000,000	0	1,000,000	$0.40	7/10/2022
	750,000	250,000	1,000,000	$0.20	9/15/2025
	500,000	500,000	1,000,000	$0.25	6/30/2026
	500,000	500,000	1,000,000	$0.22	9/3/2026

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

On September 20, 2015 our Board of Directors approved the 2015 American CryoStem Corporation Incentive Stock Option Plan (the “2015 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2015 the Company granted a total of 3,550,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date 2,450,000 Options issued under the plan have been exercised, 1,025,000 have expired, 75,000 have been forfeited and 0 remain outstanding.

On September 20, 2016 our Board of Directors approved the 2016 American CryoStem Corporation Incentive Stock Option Plan (the “2016 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 4,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2016 the Company granted a total of 3,050,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date 100,000 Options issued under the plan have been exercised, 2,800,000 have expired, 150,000 have been forfeited.

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

On September 15, 2020 our Board of Directors approved the 2020 American CryoStem Corporation Incentive Stock Option Plan (the “2017 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 5,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2020 the Company granted a total of 2,500,000 at a weighted average price of $0.20 to certain employees, advisory board members and consultants. During 2021, the Company granted a total of 900,000 at a weighted price of $0.22. To date no Options issued under the plan have been exercised, 0 have expired, 0 have been forfeited and 3,400,000 remain outstanding.

On June 15, 2021 our Board of Directors approved the 2021 American CryoStem Corporation Incentive Stock Option Plan (the “2017 Plan”). Under the Plan, officers, directors, employees and consultants to the Company may be granted options to purchase shares of the Company’s common stock, par value $0.001 per share. There are 5,000,000 shares of common stock reserved for issuance under the Plan. The Plan is administered under the authority of the Stock Option Plan Committee (the “Committee”). During 2021 the Company granted a total of 5,000,000 at a weighted average price of $0.21 to certain employees, advisory board members and consultants. To date no Options issued under the plan have been exercised, 0 have expired, 0 have been forfeited and 5,000,000 remain outstanding.

Our current Board of Directors serves as the Committee. The Plan further provides for the Committee to set the terms of any Options granted at the time of the grant and terminates ten years for its effective date and is subject to final shareholder approval.

On September 18, 2011, our Board of Directors approved the Annual Bonus Performance Plan for Executive Officers. To promote the success of our Company by providing to participating executives bonus incentives that qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986 as amended. The plan provides for the granting of up to an aggregate amount of bonuses awarded to all Participants of up to 10% of our income before taxes. The plan shall be administered by a Committee currently consisting of our Board of Directors. No bonuses have been granted under this plan during fiscal 2021.

Item 13. Certain Relationships and Related Transactions

On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all of the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (formerly known as American CryoStem Corporation) a Nevada corporation (“ACS Global”), in exchange for 21,000,000 shares of our Common Stock. At the time of the acquisition, John Arnone, our Chairman of the Board, CEO and President was a director and the secretary of ACS Global and Anthony Dudzinski, one of our directors and our Chief Operating Officer, Treasurer and Secretary was a director, president and secretary of ACS Global. In addition, Mr. Arnone owns 18,250,000 shares of Common Stock of ACS Global and has the right to receive an additional 12,000,000 such shares upon the conversion of Series C Preferred Stock of ACS Global owned by him and Mr. Dudzinski owns 6,020,000 shares of ACS Global Common Stock and has the right to receive an additional 12,000,000 such shares upon the conversion of ACS Global preferred stock owned by him. As a result, assuming the conversion of such preferred stock, Mr. Arnone and Mr. Dudzinski would have been deemed to be the beneficial owners of approximately 43.74% and 22.20% of the Common Stock of ACS Global, respectively. Further, Mr. Arnone and Mr. Dudzinski, as control persons of ACS Global may be deemed to beneficially own the 21,000,000 shares of our Common Stock issued to ACS Global in the acquisition. Each of Mr. Arnone and Mr. Dudzinski disclaim such beneficial ownership.

On September 15, 2020 the company reached an Agreement with ACS Global, Inc to issue to ACS Global, Inc, 1,000,000 restricted common shares as payment of $100,000 of the outstanding loan and on October 1, 2020 the Company executed a note with ACS Global for a principal amount of $99,125.00 representing the outstanding balance (following the September payment) due to ACS Global. Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. On March 1, 2021, the note was increased by $49,000. The note may be prepaid at any time by the Company. The principal balance of the Note is $147,775 at Fiscal 2021.

The Company was indebted to a company that is totally owned by the Company’s Chairman in the amount of $21,875 at September 30, 2021. The advances were unsecured, carried no interest rate and have subsequently been paid back.

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

Item 14. Principal Accountant Fees and Services

The Company’s Board of Directors and management annually reviews its audit needs and the qualifications of its current auditor. During fiscal 2021 the Company reviewed the services, qualification and retainer agreement of its current Auditor, Fruci & Associates II, PLLC and approved Fruci & Associates II, PLLC) retention for the Fiscal 2021 audit and for review of its quarterly filing requirements for Fiscal 2021.

Audit Fees

The aggregate fees billed by Fruci & Associates II, PLLC, for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2021 were $26,500 and $24,000 for the fiscal year ended September 30, 2020. Fruci & Associates II, PLLC billed the Company a total of $13,000 in Fiscal 2021 for the review of the Company’s quarterly reports, and $17,500 in Fiscal 2020 for the review of the Company’s quarterly reports.

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
52

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN CRYOSTEM CORPORATION

Dated: January 13, 2022	By:	/s/ John S. Arnone
John S. Arnone
President, CEO and Chairman of the Board

Dated: January 13, 2022	By:	/s/ Anthony F. Dudzinski
Anthony F. Dudzinski
COO, Treasurer, Secretary and Director
52

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American CryoStem Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American CryoStem Corporation (“the Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collectability of Revenue and Related Receivable — Refer to Notes 3, 13, and 14 to the financial statements

Critical Audit Matter Description

The Company has one large customer which composes substantially all the revenue and accounts receivable balances as of September 30, 2021 and for the year then ended. There has been a significant period since the last collection on the account and there are other uncertainties related to the external environment, such as continued and new closures in China related to COVID-19. The potential of collection requires a high degree of judgment, and the evaluation of collectability is subjective; therefore, we assessed valuation and collectability of the related receivable and revenue a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s valuation of large accounts receivable and revenue included the following, among others:

•	Confirmation of the outstanding receivable balance.
•	Discussions with the customer, including observation of their facilities and review of financial information.
•	Obtaining an understanding of management’s process for their analysis and our testing of underlying information to determine if future collections appear to be more likely than not to occur.

Accounting for Investments — Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company holds one investment that is accounted for as an equity investment without a readily determinable fair value. Adjustments to the cost of the investment is based on significant judgment regarding appropriate valuation and is highly subjective; therefore, we assessed this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Discussions with the investee, including observation of their facilities.
•	Obtaining an understanding of management’s process for their analysis of underlying information to determine the appropriate valuation. Performing a calculation of our expected valuation and compared to management results.
•	Independent assessment of financial information of the investee.
•	Testing of all transactions related to this matter.

We have served as the Company’s auditor since 2017.

Spokane, Washington
January 13, 2022

American CryoStem Corporation

Consolidated Balance Sheets

As of September 30, 2021 and 2020

ASSETS	30-Sep-21	30-Sep-20
Current Assets:
Cash	$8,244	$41,760
Accounts Receivable - net of allowance for bad debt	78,782	500,000
Inventory	17,934	20,401
Deferred Contract Expense	39,370	—
Prepaid Expense	52,619	5,000
Total Current Assets	196,949	567,161

Other Assets:
Investment in Baoxin	244,919	300,000
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	371,849	365,676
Fixed Assets - net of accumulated depreciation	113,483	126,591
Finance Lease - Right-of-Use-Asset	115,516	85,817
Operating Lease Right-of-Use-Asset	—	18,064

Total Assets	$1,056,256	$1,476,849

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$553,120	$181,924
Legal & Accounting Payable	97,824	23,568
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	573,500	558,552
PPP Loan - Current Portion	23,407	14,304
Finance Lease Liability	34,512	26,722
Operating Lease Liability	—	18,064
Deferred Revenue	122,045	—
Total Current Liabilities	1,630,908	1,049,634

Long Term Liabilities:
PPP Loan	—	9,103
Accrued Executive Salaries	980,186	740,186
Convertible Notes Payable	132,631	—
Finance Lease Liability	11,651	—
Note Payable to Related Party	147,775	99,125
Payable to Related Party	658	—
Total Liabilities	2,903,809	1,898,048

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and 2020	0	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 61,374,524 shares issued and outstanding at September 30, 2021 and 59,570,666 issued and outstanding at September 30, 2020	61,376	59,572
Additional Paid in Capital	17,368,836	15,917,408
Accumulated Deficit	(19,277,765)	(16,398,179)
Total Shareholders’ Deficit	(1,847,553)	(421,199)

Total Liabilities & Shareholders’ Deficit	$1,056,256	$1,476,849

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Years Ended September 30, 2021 and 2020

	30-Sep-21	30-Sep-20
Revenues
Tissue Processing & Storage	$19,830	$11,900
Product Sales	760	22,670
Licensing Fees & Royalties	—	523,333
Total Revenues	20,590	557,903
Less Cost of Revenues	(13,573)	(43,837)

Gross Margin	7,017	514,066

Operating Expenses
Research & Development	374,284	19,176
Laboratory Expense	72,928	74,093
Sales & Marketing	6,059	26,395
Professional Fees	191,219	111,169
Consultants - Stock for Services & Option Grants	1,067,734	417,542
Bad Debt Expense	542,370	326,650
General & Administrative	500,221	439,577
Total Operating Expenses	2,754,815	1,414,602

Net Loss from Operations	(2,747,798)	(900,536)

Other Income (Expenses):
Interest Income	7	29
Loss on Investment	(55,081)	—
EIDL Grant	—	4,000
Laboratory Rent	3,000	—
Gain on write off of Liability	24,000	127,667
Gain on Value of Derivative	—	7,968
Loss on Debt Settlement	—	(2,504)
Foreign Taxes	—	(19,191)
Loss on Loan Issuance	—	(92,951)
Amortization of Debt Discount	—	(168,000)
Exchange Rate	123	476
Interest Expense	(80,925)	(78,454)
Interest Expense (beneficial conversion feature-debenture)	(22,912)	(57,764)
Penalties	—	(25)

Net Loss	$(2,879,586)	$(1,179,285)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.05)	$(0.02)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	60,341,578	51,659,523

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2021 and 2020

	30-Sep-21	30-Sep-20
Operating Activities:
Net loss	$(2,879,586)	$(1,179,285)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on Write Off of Liability	(24,000)	—
Derivative change in fair value	—	(7,968)
Loss on Loan Issuance	—	92,951
Amortization of Debt Discount	—	168,000
Bad Debt Expense	542,370	326,650
Interest paid in Common Stock	48,546	57,849
Bills Paid with Common Stock	—	60,000
Contract Settlement with Common Stock	—	46,500
Stock Compensation Expense	902,853	417,542
Common Stock for Services	258,500	—
Depreciation & Amortization Expense	68,581	35,215
Interest Expense - Beneficial Conversion Feature	22,912	57,764
Gain on Settlement of Debt	—	(174,167)

Changes in operating assets and liabilities
Accounts Receivable	(121,152)	(496,496)
Deferred Contract	(39,370)	—
Prepaid expense	27,381	(5,000)
Investment Loss	55,081	—
Inventory	2,467	5,454
Accounts Payable and Accrued Expenses	469,452	263,676
Accrued Executive Compensation	240,000	(160,000)
Deferred Revenue	122,045	(23,333)
Net cash used by operations	(303,920)	(514,648)

Investing activities:
Finance Lease Asset	(48,620)	—
Purchase of equipment	—	(3,882)
Patents development	(42,725)	(8,849)
Net cash used by investing activities	(91,345)	(12,731)

Financing activities:
Issuance of Common Shares	143,000	401,000
Issuance of Convertible Notes	150,000	168,000
PPP Loan	—	23,407
Finance Lease	19,441	(35,673)
Payable to related party	49,308	(11,395)
Net cash provided by financing activities	361,749	545,339

Net change in cash	(33,516)	17,960

Cash balance at beginning of the period	41,760	23,800

Cash balance at end of the period	$8,244	$41,760

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,972	$6,562
Income taxes paid during the period	—	—

See the notes to the financial statements.

See Note 17 – Noncash Transactions

American CryoStem Corporation

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended September 30, 2021 and 2020

	Common Shares	Par Value	Paid in Capital	Accumulated Deficit	Total Deficit
Balance at September 30, 2019	49,387,918	$49,389	$13,931,500	$(15,218,894)	$(1,238,005)

Issuance of common shares	2,475,000	2,475	398,525	—	401,000
Conversion of Note Payable	2,965,659	2,966	430,234	—	433,200
Options Exercised	2,400,000	2,400	477,600	—	480,000
Shares issued to pay bills	300,000	300	59,700	—	60,000
Shares issued to related party to reduce debt	1,000,000	1,000	99,000	—	100,000
Shares issued as settlement of contract	150,000	150	46,350	—	46,500
Shares issued to pay Interest Due	227,088	227	57,622	—	57,849
Shares issued for services provided	665,000	665	96,835	—	97,500
Stock Options Granted	—	—	320,042	—	320,042
Net loss	—	—	—	(1,179,285)	(1,179,285)

Balance at September 30, 2020	59,570,665	$59,572	$15,917,408	$(16,398,179)	$(421,199)

Issuance of common shares	640,000	640	142,360	—	143,000
Shares issued for a prepaid expense	100,000	100	74,900	—	75,000
Shares issued for services provided	939,000	939	257,561	—	258,500
Shares issued to pay Interest Due	124,858	125	48,421	—	48,546
Issued Convertible Note - Beneficial Conversion Feature	—	—	25,333	—	25,333
Stock Options Granted	—	—	902,853	—	902,853
Net loss	—	—	—	(2,879,586)	(2,879,586)

Balance at September 30, 2021	61,374,523	61,376	17,368,836	(19,277,765)	(1,847,553)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

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

The Company is in the business of collecting adipose tissue, processing it to separate the adult stem cells, preparing such stem cells for long-term storage and developing autologous mesenchymal stem cell therapies. The process allows individuals to preserve their stem cells for future personal use in cellular therapy. The adipose derived stem cells are prepared and stored in their raw form without manipulation, bio-generation or the addition of biomarkers or other materials, making them suitable for use in cellular treatments and therapies offered by existing and planned treatment centers worldwide. Individualized collection and storage of adult stem cells provides personalized medicine solutions by making the patient’s own preserved stem cells available for future cellular therapies.

The Company has devoted a significant amount of its time and resources to develop its technologies and intellectual property. These efforts have resulted in the development of cell lines, cell culture medium, other laboratory products and cellular therapies which the Company believes are suitable for licensing and distribution by third parties. Additionally, the Company has initiated a licensing program to license its technologies to laboratories currently processing other types of biologic materials including cord blood and general blood banks. The Company closed its first licensing agreement in 2014 and intends to pursue additional licensing partners in the future.

The accompanying consolidated financial statements include the accounts of American CryoStem Corporation and its wholly owned subsidiaries. The Company’s subsidiaries are APAC CryoStem Limited, a Hong Kong company and APAC CryoStem (Shenzhen) Ltd. which were established to support its licensing agreement and operations, and collect the licensing fees in Hong Kong and China. Currently, Mr. Arnone and Mr. Dudzinski serve as management and directors of both companies. All significant intercompany accounts and transactions have been eliminated in the consolidation. Management believes all amounts have been adjusted properly.

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

September 30, 2021 and 2020

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

Advertising – Advertising Costs are expensed as they are incurred. Advertising Costs were $814 for Fiscal 2021 and $0 for Fiscal 2020, which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $860,933 at September 30, 2021 and $337,515 at September 30, 2020. (See Note 3 for additional information)

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $17,934 at September 30, 2021 and $20,401 at September 30, 2020.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2021 and September 30, 2020, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2015 to 2020 are subject to IRS and State of New Jersey audit.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 1. Organization of the Company and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity.

The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives.

In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract.

The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

The amendments in ASU 2020-06 are effective for our company for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact of these amendments on its future financial reporting.

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

NOTE 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of this report. Management’s plans with regard to this matter are to continue to fund its operations through fundraising activities in fiscal 2022 for future operations and business expansion. The Company has executed a firm Letter of Intent (LOI) for a $10 million financing with EF Hutton in 2022.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 3. Revenue Recognition (continued)

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility; 3. Licensing and other fees from Baoxin, Cell Source, CRYOVIVA, Pepro-Tech and Personal Cell Sciences; and 4. Products sales revenues from Baoxin and CRYOVIVA. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
c.	The Company has determined as of the date of this report, due to Baoxin’s payment history during the COVID pandemic, to make an adjustment for recognition of the Baoxin revenue. The Company considered during its review Baoxin’s most recent audited financial statements, documentation provided by Baoxin concerning the completion of their new 100,000 sq. ft facility in 2021, the uncertainty of the timing for restarting their tissue processing operations in the new facility, and the ongoing uncertainties regarding the continuing effects of the COVID-19 pandemic in China. (See Notes 13 and 14 for additional information)
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

The following table provides information about Fees and Product Sales Revenue for the years ended September 30, 2021 and 2020.

	9/30/2021	9/30/2020
Licensing & Other Fees
Baoxin	$—	$500,000
Cell Source	—	23,333
Totals	$—	$523,333

Product Sales
Baoxin	$—	$11,680
CryoViva	—	10,060
Science Diagnostics	760	930
Totals	$760	$22,670

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

Performance Obligations

At contract inception, we assess the goods and services promised in our contracts and identify the performance obligations for each promise to transfer to the customer goods or to provide the customer with a service that is distinct. To identify the performance obligations, we consider all of the goods and services promised in the contract regardless of whether they are specifically stated or are implied by customary business practices. We determined that the following distinct goods or services represent separate performance obligations:

•	ATGRAFT and ATCELL Customer Tissue Processing Fees
•	ATGRAFT and ATCELL Customer Storage Fees
•	Licensing and other Fees
•	Supply of our Tissue Collection, Processing and Storage Products to our customers.
F-11

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 3. Revenue Recognition (continued)

We principally sell our products to end users, who have agreements with us to utilize our processing and storage technology. We provide processing and storage services to individual customers, physicians and clinics. We charge various fees for consulting services or licensing of our technologies; which includes processing and storage agreements, arrangements with biotechnology processing facilities for the provision of our services within a limited geographic area.

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

The Company had 11,536,500 and 7,936,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for Fiscal Years 2021 and 2020, respectively; and 2,334,784 and 2,134,784 shares issuable on the conversion of outstanding Convertible Notes for Fiscal Years 2021 and 2020, respectively.

Net Loss per share for the Fiscal Years is computed below:

	30-Sep-21	30-Sep-20
Net Loss	$(2,879,586)	$(1,179,285)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.05)	$(0.02)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	60,341,578	51,659,523

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	9/30/2021	9/30/2020
Laboratory Equipment	$257,905	$257,905
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	27,869
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(288,880)	(275,772)

Net Property and Equipment	$113,483	$126,591

Depreciation expense for Fiscal Years 2021 and 2020 is $13,109 and $11,170, respectively.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for Fiscal Year 2021 was $36,552 and $5,663 for Fiscal 2020. The Company reviewed its current patent assets in Fiscal 2021 and determined that no impairment was required.

Patents still in the application process and Trademarks have not been amortized. The unamortized costs of patents in the application process are $164,194 for Fiscal 2021. Amortizable Patent Costs were $238,172 at Fiscal Year Ended 2021. The following is the minimum expected amortization expense for these patents for the next 5 years:

Fiscal 2022	$14,010
Fiscal 2023	$14,010
Fiscal 2024	$14,010
Fiscal 2025	$14,010
Fiscal 2026	$14,010

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

The Company is currently developing additional US and foreign patent applications and expects to file a number of additional provisional and PCT patent applications in Fiscal 2022

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of September 30, 2021:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 75 cents	$150,000	Fiscal 2023	5.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	5.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Monthly Installments through Fiscal 2022	1.00%
Finance Lease	$46,163	Monthly Installments through Fiscal 2023	14.00%

The convertible notes are exercisable at any time and have exercise prices ranging from $0.15 to $0.75 with the amount of shares exercisable based on the face value of the convertible note. The holders of the bridge notes were issued an option to purchase shares of the Company at $0.05 per share with the number of shares dependent upon the face value of the bridge note. As of the date of this report, 36,500 of these options remain outstanding.

On April 6, 2018, the Company issued a debenture and received proceeds of $100,000. The debenture matured in March 2020 and has an exercise price of $.40 with interest at 8%. The entire Carrying Value of $100,000 was due in March 2020.

As a result of the issue, the Company recognized interest expense of $100,000 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Year Ended September 30, 2020 was $25,000.

In April 2019, the Company issued debentures and received proceeds of $150,000. The debentures have matured in 2021 and had an exercise price of $0.33 with interest at 5%. The entire Carrying Value of $150,000 are currently past due and are due on demand.

As a result of the issue, the Company recognized interest expense of $61,364 as a beneficial conversion feature of the debenture which has been amortized over the life of the note. The Interest Expense due to the Beneficial Conversion Feature for the Year Ended September 30, 2021 and 2020 was $14,948 and $32,764, respectively.

In March 2021, the Company issued debentures and received proceeds of $150,000. The debentures mature in December 2022 and have an exercise price of $0.75 with interest at 5%. The entire Carrying Value of $150,000 is due in Fiscal 2023.

As a result of the issue, the Company recognized interest expense of $25,333 as a beneficial conversion feature of the debentures, which has been amortized over the lives of the notes. The Interest Expense due to the Beneficial Conversion Feature for Fiscal Year 2021 was $7,964.

NOTE 8. Executive Compensation

The company accrues Executive Salary for its two Officers at a rate of $10,000 per month for each or $120,000 annually. Management has decided to pay these salaries in the future as cash flow permits. Management controls the collection of these accrued salaries and does not plan to demand payment in Fiscal 2022.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 9. Common Stock Issuances

During fiscal 2020, the Company issued 2,475,000 shares and received $415,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

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

During fiscal 2020, the Company issued 665,000 shares for services of $97,500. The share price was determined by agreement with the service providers, based upon the current market price.

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

During fiscal 2021, the Company issued 640,000 shares and received $143,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During fiscal 2021, the Company issued 100,000 shares for a prepaid expense of $75,000. The share price was determined by agreement with the service provider, based upon the current market price.

During fiscal 2021, the Company issued 939,000 shares for services provided in the amount of $258,500. The share price was determined by agreement with the service provider, based upon the current market price.

During fiscal 2021, the Company issued 124,858 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $48,546. The share prices were determined by the aggregate market price for the week in which the shares were issued.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 10. Option Issuances (continued)

Using the Black-Sholes valuation method the company issued options and recorded compensation of $902,853 for Fiscal 2021 and $320,042 for Fiscal 2020. The fair value of the options issued in Fiscal 2021 was calculated using the following assumptions:

Dividend yield	0.00%
Risk free interest rate	0.78% and 0.79%
Volatility	175.29%
Share Price	$0.25 and $0.30
Term	5 years

The following is a summary of common stock options outstanding at September 30, 2021:

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2019	8,761,500	$0.05 - $0.40	0.26	1.85

Granted	2,500,000	$0.20
Exercised	(2,400,000)	$0.20
Expired	(925,000)	$0.20
Forfeited	—
Outstanding at September 30, 2020	7,936,500	$0.05 - $0.40	0.26	2.33

Granted	6,400,000	$0.22 - $0.25	0.25
Exercised	—
Expired	(2,800,000)	$0.20
Forfeited	—
Outstanding at September 30, 2021	11,536,500	$0.05 - $0.40	0.26	3.73
Vested at September 30, 2021	7,711,500	$0.05 - $0.40	0.28	3.24

Option Forfeitures are recorded as they occur. The intrinsic value of the outstanding common stock options is $421,125 and the intrinsic value of the outstanding vested stock options is $147,625.

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

September 30, 2021 and 2020

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. Lease payments are $2,993.62 per month for eighteen (18) months. The final lease payment is scheduled for January 1, 2023. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of September 30, 2021:

	Classification on Balance Sheet	September 30, 2021
Assets
Finance Lease Asset	Finance lease right of use asset	$115,516
Total Finance lease assets		$115,516
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$34,512
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	11,651
Total operating lease liability		$46,163

Lease obligations at September 30, 2021:

Fiscal 2022	$38,917
Fiscal 2023	11,975
Total Payments	50,892
Amount representing interest	(4,729)
Finance lease obligation, net	$46,163
Finance lease obligation, current portion	34,512
Finance lease obligation, long-term	11,651

The lease expense for the Fiscal Years 2021 and 2020 was $20,892 and $42,235, which consisted of amortization expenses of $18,921 and $35,673 along with interest expenses of $1,972 and $6,562, respectively. At September 30, 2021, the remaining lease term was 1.42 years (17 months) and the discount rate was 13.25%.

Operating Leases

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expired on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The company has not exercised its option to renew for 36 months at $2,650 per month. The company is renting month to month at $2,650 per month, while management evaluates whether it will renew the lease. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. The lease expense for Fiscal 2021 and 2020 was $31,800 and $31,800, respectively.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The Company renewed its lease on April 1, 2021 for an additional 12 months and pays $2,462 per month. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for Fiscal 2021 and 2020 was $40,116 and $28,668, respectively.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 13. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publically traded corporation and the investment is carried at the lower of cost or market value. The Company annually reviews its investments for impairment. After reviewing the status of Baoxin’s Financial Condition, as stated in Note 14, the Company has determined that based on Baoxin’s 2020 Financial Statements adjustment of its investment is necessary for Fiscal 2021. The carrying value of the Baoxin Investment was reported as $244,919 for Fiscal 2021 and $300,000 for Fiscal 2020.

The Company reviewed information provided by Baoxin including its most recent audited financial statements and information regarding the completion of its new facility in Shenzhen, China and the effects on Baoxin of the COVID 19 pandemic. The Company determined that adjustment was necessary due to the fluctuation in the exchange rate of the RMB and the US dollar. The Company will continue to closely monitor the situation and hopes to assists Baoxin with bringing their new facility online, as soon as is practical, considering the current conditions in China.

Considering the ongoing COVID 19 pandemic and its effects on Baoxin there is no assurance concerning the timing and processing volume or near term utilization or future processing volumes of the Baoxin’s new facility. The timing of Baoxin’s opening of its new facility in light of the pandemic, and its ability to continue to fund itself though investments until it can return to normal operations is still uncertain. American CryoStem Management will continue to evaluate progress to determine if any further adjustment needs to be made. The timing of any future adjustments, short or long term cannot be reasonably predicted at this time.

The Agreement with Baoxin is for Baoxin to develop, own and operate multiple laboratory/treatment/training facilities in China using the American CryoStem’s intellectual property. Under the Agreement, American CryoStem received an upfront fee of $200,000 USD and a yearly minimum annual guarantee of $500,000 USD per year from Baoxin until the entire amount of the Contract ($6,000,000 USD) is paid. Additionally, as part of the transaction American CryoStem has invested $300,000 into Baoxin to obtain a 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in its Regenerative Medicine Center in Hong Kong (HK). The goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a more natural dermal filler over artificial fillers. Due to the uncertainty caused by the pandemic and our pending public offering, the Company has decided to increase its allowance for doubtful accounts to include the amount owed by Baoxin at this time and to suspend its recognition of revenue from Baoxin until such time as circumstances in China ease and Baoxin is able to return to normal operations and make the contractual payments.

NOTE 14. Concentration of Credit

The Company received approximately 78% in Fiscal 2021; and approximately 92% in Fiscal 2020 of its revenue from one client. The Company had accounts receivable from Baoxin of $1,325,000 at September 30, 2021 and $825,000 at September 30, 2020.

The Company’s accounts receivable from non-US countries was approximately 92% for Fiscal 2021 and 98% for Fiscal 2020. The Company received approximately 78% of its revenues in Fiscal 2021 and 86% of its revenues in Fiscal 2020 from non-US countries.

The Company regularly reviews all receivables and determines the amount of allowances if any on a quarterly basis

The difficulties and uncertainties caused by COVID, Chinese government policies and Baoxin’s going concern considerations have caused concern as to the collectibility of the Baoxin receivable of $1,325,000. Communications and correspondence with Baoxin Management indicate a continuing commitment to American CryoStem’s technology and the Agreement to a Territorial License of its patents and other intellectual property. Baoxin recently completed its state of the art facilities in Shenzhen to roll out therapies to the Chinese people. Although Baoxin has confirmed the validity of the receivable, the Technology Fees billed of $500,000 annually and a total contractual obligation of $6,000,000, there is concern about to their ability to pay.

Baoxin is still relying on investment (financing) to continue its operations, which is typical for biotechnology companies globally and is currently in negotiations with the Chinese government which include funding requests. Management is optimistic that the effects of the pandemic will eventually subside, Baoxin’s operations will return to normal and they will obtain the financing necessary to pay American CryoStem, but determined it could not meet the probability threshold of collections under ASC 450-20-25-2 given the collections history and uncertainties of future financing due to COVID-19.

Due to the uncertainty of future events management cannot reasonably estimate if a loss will be incurred, however, if Baoxin is unable to pay its receivable to American CryoStem, the entire receivable would have to be written off.

The Company has made this determination following review of Baoxin’s most recent audited financial statements, receipt of their accounts receivable confirmation, communications with Baoxin management and completion of their new facility.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 15. Related Party Transactions

On October 1, 2020 the Company executed a note with ACS Global, Inc. for a principal amount of $99,125 representing the outstanding balance due to ACS Global. Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. On March 1, 2021, the note was increased by $49,000. The note may be prepaid at any time by the Company. The principal balance of the Note is $147,775 at Fiscal 2021 and $99,125 at Fiscal 2020.

The Company was indebted to a company that is totally owned by the Company’s Chairman and Chief Executive Officer in the amount of $21,875 at September 30, 2021. The advances were unsecured, carried no interest rate and have subsequently been paid back.

NOTE 16. Income Taxes

Provision for income taxes is comprised of the following:

	Sept 30, 2021	Sept 30, 2020
Net loss before provision for income taxes	$(2,819,586)	$(1,179,285)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carry forwards	$(12,100,506)	$(9,290,920)
Allowance for recoverability	12,100,506	9,290,920
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	21.0%	21.0%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-31.0%	-31.0%
Effective rate	0%	0%

The effective tax rate for the years ended September 30, 2021 and 2020 required the recording of any impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act made broad and complex changes to the U.S. tax code that affect our fiscal years ended September 30, 2021 and 2020, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years.

NOTE 17. Non-Cash Transactions

As an addendum to the consolidated statements of cash flows, the following non-cash transactions occurred in Fiscal Years 2021 and 2020:

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

The company issued 2,400,000 shares of common stock for options exercised at $0.20 per share, for a total amount of $480,000 in Fiscal 2020.

The company issued shares of common stock to prepay contract expenses valued at $75,000, in Fiscal 2021.

The company issued shares of common stock for services provided valued at $258,500, in Fiscal 2021.

The company issued shares of common stock to pay interest of $48,546, in Fiscal 2021.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

September 30, 2021 and 2020

NOTE 18. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2021 through the date of issuance of this report and has determined to include the following subsequent event:

The Company entered into an agreement with ACS Global, Inc wherein the Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc.

Terms of the Series A Voting Convertible Preferred Shares are as follows:

1.	Each Series A Share is convertible into 20 shares of American CryoStem common stock $0.001 par value, subject to any recapitalization event.
2.	Stated annual dividend of $0.20 per share payable quarterly in cash or stock at the discretion of the Company’s Board of directors.
3.	Each preferred share shall have 20 votes on all matters subject to a Company shareholder vote.
4.	Convertible after one year at the discretion of the ACS Global board of directors.

