Form 10-Q
period 2021-12-31
AMERICAN CRYOSTEM Corp
filed 2022-02-22
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Meridian Road, Eatontown, NJ	07724
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 18, 2022, the issuer’s $0.001 par value Common Stock totaled 43,521,920 shares outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

American CryoStem Corporation

Consolidated Balance Sheets

As of December 31, 2021 and September 30, 2021

ASSETS	31-Dec-21	30-Sep-21
	Unaudited
Current Assets:
Cash	$103,027	$8,244
Accounts Receivable - net of allowance for bad debt	83,736	78,782
Inventory	23,928	17,934
Deferred Contract Expense	39,370	39,370
Prepaid Expenses	37,942	52,619
Total Current Assets	288,003	196,949

Other Assets:
Investment in Baoxin - at cost	244,919	244,919
Security Deposit	13,540	13,540
Patents and Patents Development - net of accumulated amortization	377,998	371,849
Fixed Assets - net of accumulated depreciation	110,206	113,483
Finance Lease - Right-of-Use-Asset	107,815	115,516

Total Assets	$1,142,481	$1,056,256

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$244,018	$553,120
Legal & Accounting Payable	46,221	97,824
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	709,544	573,500
PPP Loan - Current Portion	23,407	23,407
Finance Lease Liability	33,100	34,512
Deferred Revenue	84,360	122,045
Total Current Liabilities	1,367,150	1,630,908

Long Term Liabilities:
Accrued Executive Salaries	1,073,186	980,186
Convertible Notes Payable	—	132,631
Finance Lease Liability	2,961	11,651
Note Payable to Related Party	130,433	147,775
Payable to Related Party	—	658
Total Liabilities	2,573,730	2,903,809

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2021 and 0 shares issued and outstanding at September 30, 2021	100	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 43,521,920 shares issued and outstanding at December 31, 2021 and 61,374,524 issued and outstanding at September 30, 2021	43,523	61,376
Additional Paid in Capital	18,183,648	17,368,836
Accumulated Deficit	(19,658,520)	(19,277,765)
Total Shareholders’ Deficit	(1,431,249)	(1,847,553)

Total Liabilities & Shareholders’ Deficit	$1,142,481	$1,056,256

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Quarters Ended December 31, 2021 and 2020

Unaudited

	31-Dec-21	31-Dec-20
Revenues
Tissue Processing & Storage	$60,585	$1,600
Product Sales	600
Licensing Fees & Royalties	—	125,000
Total Revenues	61,185	126,600
Less Cost of Revenues	(18,862)	(3,301)
Gross Margin	42,323	123,299

Operating Expenses
Clinical Study	2,031	—
Laboratory Expense	19,496	46,626
Sales & Marketing	435	762
Professional Fees	50,516	17,935
General & Administrative	324,322	106,529
Total Operating Expenses	396,800	171,852
Net Gain (Loss) from Operations	(354,477)	(48,553)

Other Income (Expenses):
Interest Income	—	2
Laboratory Rent	—	3,000
Gain on write off of Liability	—	24,000
Interest Expense	(22,865)	(16,292)
Interest Expense (beneficial conversion feature-debenture)	(3,413)	(8,191)
Net Loss	(380,755)	(46,034)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.007)	$(0.001)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	53,541,539	59,677,562

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Quarters Ended December 31, 2021 and 2020

Unaudited

	31-Dec-21	31-Dec-20
Operating Activities:
Net loss	$(380,755)	$(46,034)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on Write Off of Liability		(24,000)
Common Stock for Services		20,000
Depreciation & Amortization Expense	14,509	9,297
Stock Based Compensation	105,522
Interest paid in Common Stock	26,537
Interest Expense - Beneficial Conversion Feature	3,413	8,191

Changes in operating assets and liabilities
Accounts Receivable	(4,954)	(126,600)
Inventory	(5,994)	(1,932)
Prepaid expense	14,677	(7,500)
Accounts Payable and Accrued Expenses	(360,705)	28,927
Accrued Executive Salaries	93,000	60,000
Deferred Revenue	(37,685)	—
Net cash used by operations	(532,435)	(79,651)

Investing activities:
Patents development	(9,680)	(8,569)
Net cash used by investing activities	(9,680)	(8,569)

Financing activities:
Issuance of Common Shares	665,000	87,500
Paid down Finance Lease	(10,102)	(9,729)
Payable to related party	(18,000)	(350)
Net cash provided by financing activities	636,898	77,421

Net change in cash	94,783	(10,799)

Cash balance at beginning of the period	8,244	8,244

Cash balance at end of the period	$103,027	$(2,555)

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,873	$830
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statement of Changes in Shareholders’ Deficit

For the Quarters Ended December 31, 2021 and 2020

Unaudited

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total Deficit
Balance at September 30, 2020	—	—	59,570,665	$59,572	$15,917,408	$(16,398,179)	$(421,199)

Issuance of common shares	—	—	412,500	412	87,088	—	87,500
Shares issued for services provided	—	—	80,000	80	19,920	—	20,000
Net loss	—	—	—	—	—	(46,034)	(46,034)

Balance at December 31, 2020	—	—	60,063,165	$60,064	$16,024,416	$(16,444,213)	$(359,733)

Balance at September 30, 2021	—	—	61,374,524	$61,376	$17,368,836	$(19,277,765)	$(1,847,553)

Issuance of common shares	—	—	2,050,000	2,050	662,950	—	665,000
Shares issued for to pay interest	—	—	97,396	97	26,440	—	26,537
Transfer of Common Stock to Preferred Stock	1,000,000	$100	(20,000,000)	(20,000)	19,900		—
Stock Options Granted	—	—	—	—	105,522		105,522
Net loss	—	—	—	—	—	(380,755)	(380,755)

Balance at December 31, 2021	1,000,000	$100	43,521,920	$43,523	$18,183,648	$(19,658,520)	$(1,431,249)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

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

December 31, 2021

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

Advertising - Advertising Costs are expensed as they are incurred. Advertising Costs were $222 for the three months ended December 31, 2021 and $223 for the three months ended December 31, 2020, which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $860,933 at December 31, 2021 and $860,933 at September 30, 2021. (See Note 3 for additional information)

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $23,928 at December 31, 2021 and $17,934 at September 30, 2021.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2021 and September 30, 2021, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2015 to 2020 are subject to IRS and State of New Jersey audit.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

Unaudited

NOTE 3. Revenue Recognition (continued)

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

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin; and 4. Products sales revenues. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
c.	The Company has determined as of the date of this report, due to Baoxin’s payment history during the COVID pandemic, to make an adjustment for recognition of the Baoxin revenue. The Company considered during its review Baoxin’s most recent audited financial statements, documentation provided by Baoxin concerning the completion of their new 100,000 sq. ft facility in 2021, the uncertainty of the timing for restarting their tissue processing operations in the new facility, and the ongoing uncertainties regarding the continuing effects of the COVID-19 pandemic in China. (See Notes 13 and 14 for additional information)
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

The following table provides information about Fees Revenue for the quarters ended December 31, 2021 and 2020:

	Quarters Ended December 31,
	2021	2020
Licensing & Other Fees
Baoxin	$—	$125,000
Cell Source	—	—
Totals	$—	$125,000

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
10

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

Unaudited

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

The Company had 11,536,500 and 7,986,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants for the quarters ended December 31, 2021 and 2020, respectively; and, 2,334,784 and 2,134,784 shares issuable on the conversion of outstanding Convertible Notes for quarters ended December 31, 2021 and 2020, respectively.

Net Loss per share for the following quarters is computed below:

	31-Dec-21	31-Dec-20
Net Loss	(380,755)	(46,034)
Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.007)	$(0.001)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	53,541,539	59,677,562

See the notes to the financial statements.

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	12-31-2021	09-30-2021
Laboratory Equipment	$257,905	$257,905
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	27,869
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(292,157)	(288,880)

Net Property and Equipment	$110,206	$113,483

Depreciation expense for quarters ended December 31, 2021 and 2020 were $3,277 and $3,278, respectively.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

Unaudited

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the quarters ended December 31, 2021 and 2020 were $3,531 and $1,423, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $173,874 as of December 31, 2021 and $164,194 as of September 30, 2021. Amortizable Patent Costs were $238,172 at December 31, 2021 and $238,172 at September 30, 2021. The following is the anticipated amortization expense for these patents for the next 5 years:

Twelve Months ending December 31,
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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

Unaudited

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of December 31, 2021:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 75 cents	$150,000	Fiscal 2022	5.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	8.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Fiscal 2022	1.00%
Note Payable to Related Party	$130,433	Fiscal 2024	10.00%
Finance Lease Liability	$36,061	Fiscal 2021	13.25%

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

As a result of the issue, the Company recognized interest expense of $25,333 as a beneficial conversion feature of the debentures, which has been amortized over the lives of the notes. The Interest Expense due to the Beneficial Conversion Feature for the three months ended September 30, 2021 was $3,143.

NOTE 8. Common Stock Transactions

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

During the quarter ended December 31, 2021, the Company issued 2,050,000 shares and received proceeds of $665,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the quarter ended December 31, 2021, the Company issued 97,396 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $26,537. The share prices were determined by the aggregate market price for the week in which the shares were issued.

The Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc. (See Note 14 for more details).

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

Unaudited

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options. The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability. The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise. The company did not issue stock options for the quarter ended December 31, 2021 or the quarter ended December 31, 2020.

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2020	7,936,500	$0.05 - $0.40	0.26	2.33

Granted	—	$0.22 - $0.25	0.25
Exercised	—
Expired	—	$0.20
Forfeited	—
Outstanding at December 31, 2020	7,936,500	$0.05 - $0.40	0.26	2.08

Outstanding at September 30, 2021	11,536,500	$0.05 - $0.40	—	3.73

Granted	—	$0.22 - $0.25	0.25
Exercised	—
Expired	—	$0.20
Forfeited	—
Outstanding at December 31, 2021	11,536,500	$0.05 - $0.40	0.26	3.48
Vested at December 31, 2021	7,711,500	$0.05 - $0.40	0.28	2.99

Option Forfeitures are recorded as they occur. The intrinsic value of the outstanding stock options is $5,035,225 and the intrinsic value of the outstanding vested stock options is $3,232,225 at December 31, 2021.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. Lease payments are $2,993.62 per month for eighteen (18) months. The final lease payment is scheduled for January 1, 2023. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of December 31, 2021:

	Classification on Balance Sheet	December 31, 2021
Assets
Finance Lease Asset	Finance lease right of use asset	$107,815
Total Finance lease assets		$107,815
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$33,100
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	2,961
Total operating lease liability		$36,061

Lease obligations at December 31, 2021:
Twelve Months ending December 31, 2022	$35,923
Twelve Months ending December 31, 2023	2,994
Total Payments	38,917
Amount representing interest	(2,856)
Finance lease obligation, net	$36,061
Finance lease obligation, current portion	33,100
Finance lease obligation, long-term	2,961

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

Unaudited

Note 11. Leases (continued)

The lease payments for the three months ended December 31, 2021 were $11,975, which consisted of amortization of $10,102 and interest $1,873 and payments for the three months ended December 31, 2020 were $10,559, which consisted of amortization of $9,729 and interest of $830. At December 31, 2021, the remaining lease term was 1.06 years (13 months) and the discount rate was 13.25%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expired on April 30, 2021 and the Company can exercise a renewal option for an additional three years. The company has not exercised its option to renew for 36 months at $2,650 per month. The company is renting month to month at $2,650 per month, while management evaluates whether it will renew the lease. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. The lease expense for the quarter ended December 31, 2021 and 2020 was $7,950 and $7,950, respectively.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The Company renewed its lease on April 1, 2021 for an additional 12 months and pays $2,462 per month. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for quarter ended December 31, 2021 and 2020 was $7,687 and $7,187, respectively.

NOTE 12. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publically traded corporation and the investment is carried at the lower of cost or market value. The Company annually reviews its investments for impairment. Based on the Company’s year end review, the carrying value of the Baoxin Investment was reported as $244,919 at December 31, 2021 and $244,919 at September 30, 2021.

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

NOTE 13. Concentration of Credit

The Company received 96% of its revenue from one client, Baoxin, for the quarter ended December 31, 2020. There were no such concentrations for the three months ended December 31, 2021.

The Company regularly reviews all receivables and determines the amount of allowances if any on a quarterly basis.

The difficulties and uncertainties caused by COVID, Chinese government policies and Baoxin’s going concern considerations have caused concern as to the collectibility of the Baoxin receivable. Communications and correspondence with Baoxin Management indicate a continuing commitment to American CryoStem’s technology and the Agreement to a Territorial License of its patents and other intellectual property. Baoxin recently completed its state of the art facilities in Shenzhen to roll out therapies to the Chinese people. Although Baoxin has confirmed the receivable, the Technology Fees billed of $500,000 annually and a total contractual obligation of $6,000,000, there is concern about to their ability to pay. For this reason, the Company is not reporting the Fees from this contract as revenue.

Baoxin is still relying on investment (financing) to continue its operations, which is typical for biotechnology companies globally and is currently in negotiations with the Chinese government which include funding requests. Management is optimistic that the effects of the pandemic will eventually subside, Baoxin’s operations will return to normal and they will obtain the financing necessary to pay American CryoStem.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

December 31, 2021

Unaudited

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

From time to time the Company makes principal payments on the note. During the three months ended December 31, 2021, the Company paid down the note $18,000.

The principal balance of the Note is $130,433 at December 31, 2021 and 147,775 at September 30, 2021.

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

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from December 31, 2021 through the date of issuance of this report. There are no subsequent events to report as of the issuance of these financial statements.

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

Overview

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

2022 Therapy Pipeline

The Company has developed and refined its pipeline around its flagship cellular product, ATCell™, for clinical therapeutic use. The initiation of this pipeline strategy occurred with the filing, approval and commencement of its Post-Concussion Syndrome Phase 1 clinical study. During this review process, the US FDA fully reviewed the Company’s manufacturing platform contained in the Chemistry, Manufacturing and Control section of the Investigational New Drug (IND) submission. The Company’s filing included unpublished research of ATCell™ use in an animal model as well as a report covering its safety results from a pilot study that included the treatment of more than 80 patients that received one or more treatments with the ATCell™ product that resulted in no reported adverse events.

1.	The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post-Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was approved by the FDA on September 17, 2020. The Company intends to invite additional developers of cellular therapies to initiate additional arms of the clinical study focused on the use of ATCELL™ for use in systemic inflammatory response relief for patient suffering from systemic diseases. A number of these additional study targets have been identified and ongoing discussions support the Company’s belief that clinical investigations can be developed and rapidly added upon completion of the new treatment protocol and outcome assessment methodologies.

2.	DMD – The Company has completed the protocol for the treatment of Duchene Muscular Dystrophy and is in final discussions with its Collaborative partner, to select the principal investigator (PI) and clinical trial site selection.

3.	Long COVID – The Company has completed the protocol for treatment of Long COVID and is currently finalizing its FDA filings. We have completed, along with a government partner the clinical protocol for a new Investigational New Drug (IND) application to be filed with FDA within the next 90 days for Long COVID. According to the Centers for Disease Control and Prevention, “post-COVID conditions can be considered a lack of return to a usual state of health following acute COVID-19 illness.” In the US, following COVID recovery, it is reported that up to 30% of those afflicted, diagnosed, or treated for COVID-19 have continuing symptoms and medical complications following recovery from the acute illness.
4.	Wound Healing - the creation of topical applications and ingredients used by physicians in the wound care and cosmetic industries as well as therapeutic cellular applications and bio-materials development. An initial pilot study involving a minimum of 10 participants for the assessment of its autologous tissue products for the wound healing market is underway. The Company is combining its tissue products, which do not require FDA approval, with current standard-of-care methods to accelerate and improve the healing of diabetic and non-diabetic wounds and ulcers.

5.	ATGRAFT™ - products include adipose tissue and cell sample processing and storage as a form of personal “bio-insurance”, and adipose tissue (fat) storage for cosmetic fat engraftment procedures. High demand for pure and natural aesthetics in fast growing cosmetic industry with non-FDA required plastic, cosmetic, and reconstructive surgical “fat filler”. The global facial fat transfer market alone is expected to growth with a CAGR of 10.7% to $4.2b by 2027.

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

Tissue Processing and Storage Services:

ATGRAFT™–An adipose tissue (fat) collection, processing and storage solution used by cosmetic and plastic surgeons to provide their patients with multiple tissue transfer and storage options. The ATGRAFT™ service, through one liposuction procedure, allows individuals to prepare for multiple future cosmetic or regenerative procedures by using their own stored adipose tissue as natural biocompatible filler, or for multiple cellular therapy applications over time without the trauma of further liposuctions. Many physicians currently offering tissue transfer or “stem cell (SVF)” therapies are required to perform a concurrent tissue harvest for each transfer or procedure which increases the opportunities for infection at the harvest site and the development of long-term complications related to the formation of scar tissue (stroma) at the harvest site(s).

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

(https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

China

On July 12, 2018 the Company announced the national launch of its ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The Company’s management team traveled throughout southeast China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. Additionally, Mr. Arnone and Mr. Dudzinski attended the signing of investment documents between Baoxin and Chinese government and Banking officials in Shenzhen, China as well as the official launch presentation and evening gala hosted by Baoxin in Shenzhen.

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
27

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

Muscular Dystrophy

In March 2020, the Company entered into a collaborative agreement with RACEMD, a 501c(3) charitable organization focused on the improvement of treatments and therapies for patient with Duchenne Muscular Dystrophy. Duchenne muscular dystrophy (DMD) is a severe type of muscular dystrophy that primarily affects boys. Muscle weakness usually begins around the age of four and worsens quickly. Muscle loss typically occurs first in the thighs and pelvis followed by the arms. Most affected individuals are unable to walk by the age of 12. Some may have intellectual disability. DMD affects about one in 3,500 to 6,000 males at birth. It is the most common type of muscular dystrophy. The life expectancy is 26; however, with excellent care, some may live into their 30s or 40s. The disease is much rarer in girls, occurring approximately once in 50,000,000 live female births.

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

PeproTech, Inc.

On April 4, 2016 the Company entered into an Agreement with PeproTech, Inc of Rocky Hill, NJ. Under the Agreement PeproTech manufactures, markets and distributes the Company’s ACSelerate – Max cell growth medium. The Company and PeproTech completed the optimization and scale up manufacturing studies and the licensed medium is marketed under both PeproTech’s, PeproGrow and the Company’s ACSelerate MAX brands. PeproTech plans to leverage its current global sales relationships which reach a majority of all research laboratories worldwide to maximize distribution of the optimized media while the Company will concentrate its sales efforts on its collaborative and international licensing partners. Additionally, the Company and PeproTech are discussing the licensing of additional American CryoStem patented media and products for production and distribution by PeproTech, any additional media licensed to PeproTech will undergo similar optimization and scale up production testing prior to being released for sale. The Company is in ongoing discussion with PeproTech related to increasing the visibility and sales of the medium and the optimization of additional medium products focused on the differentiation of adult stem cells that are synergistic to the cell culture medium. On January 5th, 2022, Thermo Fisher Scientific completed its acquisition of PeproTech for $1.85 billion.

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

A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Covers CELLECT Kit, Transport and Cryopreservation Medium for ATGRAFT and ATCELL Products	US Serial No 13/194,900 Filed June 6, 2010 Patent Application Published December 5, 2013 Claims Granted US Patent No. 10,014,079. Continuation filed upon issuance.
A Business Method for Collection, Cryogenic Storage and Distribution of a Biological Sample Material	Company Core Tissue Collection Processing and Storage Methodology Continuation covering Improvements	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/194,900 imminent (PCT Application filing planned)
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	U.S. Serial No. 13/646,647 filed October 6, 2011, Claims Granted US Patent No.10, 154,664. Continuation filed upon issuance.
Systems and Methods for the Digestion of Adipose Tissue Samples Obtained From a Client For Cryopreservation	Adipose Tissue Digestion Laboratory Processing Methods	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 13/646,900 imminent (PCT Application filing planned)
Compositions and Methods for collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers the core processing adipose tissue for ATGRAFT adipose tissue dermal filler product	U.S. Serial No. 14/406,203 National Phase entry date of December 5, 2014 based on PCT/US2013/044621 European Union Application No. EPI3800847.9 China Application No. 2013800391988
Compositions and Methods for “Collecting, Washing, Cryoprocessing, Recovering and Return of Lipoaspirate to Physicians for Autologous Adipose Transfer Procedures”	Company Adipose Tissue Storage Platform for Cosmetic Procedures Covers additional claims related to ATGRAFT process not included in original application	Developed Improvement established; Divisional, Continuation-In-Part claiming priority to US Serial No. 14/406,203 imminent (PCT Application filing planned)
Systems and methods to isolate and expand stem cells from urine	Isolation of stem cells from urine of patients for use in research and therapeutics	US Serial Nos. 62/335,426 and 62/439,106
29

Additionally, the Company has in-licensed the following IP:

Patent Title	Use of Patent	Application #
Cosmetic compositions including tropoelastin isomorphs (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #5,726,040
Cosmetic compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,451,326
Recombinant hair treatment compositions (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO #6,572,845
Wound healing compositions and methods using tropoelastin and lysyl oxidase (wound healing)	Protein Genomics and American CryoStem (Autogenesis) collaboration	USPTO: #6,808,707
Business methods, processes and systems for collection, cryogenic storage and distribution of cosmetic formulations from an obtained stem cell based a biological	Personal Cell Sciences and American CryoStem collaboration	USPTO application #61/588,841

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

Results of Operations - Three Months

The Company’s revenue for the quarter ended December 31, 2021, decreased to $61,185 versus $126,600 in the same period of Fiscal 2020.

Operating expenses increased to $396,800 for the quarter ended December 31, 2021, from $171,852 for the same period in Fiscal 2020. The Company incurred increases in its Research and Development efforts due to the initiation of the Company’s FDA approved clinical study for Post-Concussion Syndrome and Professional Fees (primarily legal) to prepare for an upcoming financing and increased stock compensation expenses.

Administrative expenses increased to $324,322 from $106,529. The increase is primarily related to the development of additional clinical studies for the Company’s ATCell products.

Interest expense for the quarter ending December 31, 2021, increased to $26,278 compared to $24,483 for the same period in 2020. The interest expense for the quarters ended December 31, 2021, and 2020 includes an additional $3,413 and $8,191 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the first quarter of Fiscal 2021 was $354,477 compared to a net loss of $46,034 for the same period of Fiscal 2020. The increase in the net loss for quarter versus the same period in 2020, was due to increased expenses in Research and Development, primarily Clinical Study efforts.

Liquidity and Capital Resources

As of December 31, 2021, the Company had a cash balance of $103,027, compared to $8,244 at September 30, 2021. We used 532,435 of our cash for operations and $9,680 for investing activities, in new patents development. The main sources of cash provided by financing activities included new equity issuances totaling $665,000

Accounts Receivable increased to $83,736 at December 31, 2021 from $78,782 at September 30, 2021 mainly due to an increase in receivables storage and processing fees.

Convertible debt increased to $709,544 on December 31, 2021, versus $706,131 as of September 30, 2021. This increase was due to the effects of amortizing the beneficial conversion feature of the notes. See Note 7. Debt reported in the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended December 31, 2021.

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. Lease payments are $2,993.62 per month for eighteen (18) months. The final lease payment is scheduled for January 1, 2023. When the final payment is made, the Company will own the equipment. See Note 11. Leases in the Financial Statements.

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

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of December 31, 2021. See also Legal Proceedings below.

We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional financing will be available to us on a timely basis, on acceptable terms, or at all.

Related Party Transactions

On October 1, 2020, the Company executed a note with ACS Global, Inc. for a principal amount of $99,125 representing the outstanding balance due to ACS Global. Inc. The Note matures on October 1, 2023 and carries an interest rate of 10% per annum which may be paid in cash or stock. The note is due and payable in full upon maturity. On March1, 2021, the note was increased by $49,000. The note may be prepaid at any time by the Company.

From time to time the Company makes principal payments on the note. During the three months ended December 31, 2021, the Company paid down the note $18,000.

The principal balance of the Note is $130,433 at December 31, 2021 and 147,775 at September 30, 2021.

The Company entered into an agreement with ACS Global, Inc wherein the Company exchanged 1,000,000 newly created Series A Voting C The Company entered into an agreement with ACS Global, Inc wherein the Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, and concluded that the disclosure controls and procedures were effective as a whole.

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

During the quarter ended December 31, 2021, the Company issued 2,050,000 shares and received proceeds of $665,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the quarter ended December 31, 2021, the Company issued 97,396 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $26,537. The share prices were determined by the aggregate market price for the week in which the shares were issued.

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

AMERICAN CRYOSTEM CORPORATION

February 22, 2022	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

February 22, 2022	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)
40