Form 10-Q
period 2022-03-31
AMERICAN CRYOSTEM Corp
filed 2022-05-23
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Meridian Road, Eatontown, NJ	07724
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 23, 2022, the issuer’s $0.001 par value Common Stock totaled 43,692,922 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial StatementS

American CryoStem Corporation

Consolidated Balance Sheets

As of March 31, 2022 and September 30, 2021

ASSETS	31-Mar-22	30-Sep-21
	Unaudited
Current Assets:
Cash	$22,765	$8,244
Accounts Receivable - net of allowance for bad debt	65,680	78,782
Inventory	19,424	17,934
Deferred Contract Expense	39,370	39,370
Prepaid Expenses	43,696	52,619
Total Current Assets	190,935	196,949

Other Assets:
Investment in Baoxin - at cost	244,919	244,919
Security Deposit	13,540	13,540
Patents, Patents Development and Trademarks - net of accumulated amortization	414,382	371,849
Fixed Assets - net of accumulated depreciation	106,929	113,483
Finance Lease - Right-of-Use-Asset	100,113	115,516
Right of Use Asset	60,837	—

Total Assets	$1,131,655	$1,056,256

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$435,501	$553,120
Legal & Accounting Payable	109,814	97,824
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	712,957	573,500
PPP Loan - Current Portion	23,407	23,407
Finance Lease Liability	28,196	34,512
Operating Lease Liability	27,943
Deferred Revenue	52,425	122,045
Total Current Liabilities	1,616,743	1,630,908

Long Term Liabilities:
Accrued Executive Salaries	1,144,186	980,186
Convertible Notes Payable	—	132,631
Finance Lease Liability		11,651
Operating Lease Liability	32,894
Note Payable to Related Party	131,504	147,775
Payable to Related Party	—	658
Total Liabilities	2,925,327	2,903,809

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2021 and 0 shares issued and outstanding at September 30, 2021	100	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 43,659,588 shares issued and outstanding at March 31, 2022 and 61,374,524 issued and outstanding at September 30, 2021	43,661	61,376
Additional Paid in Capital	18,784,854	17,368,836
Accumulated Deficit	(20,622,287)	(19,277,765)
Total Shareholders’ Deficit	(1,793,672)	(1,847,553)

Total Liabilities & Shareholders’ Deficit	$1,131,655	$1,056,256

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Six Months and the Three Months Ended March 31, 2022 and 2021

Unaudited

	6 months		3 months
	31-Mar-22	31-Mar-21	31-Mar-22	31-Mar-21
Revenues
Tissue Processing & Storage	$92,520	$2,775	$31,935	$1,175
Product Sales	600	760	—	760
Licensing Fees & Royalties	—	250,000	—	125,000
Total Revenues	93,120	253,535	31,935	126,935
Less Cost of Revenues	(21,877)	(8,090)	(3,015)	(4,789)
Gross Margin	71,243	245,445	28,920	122,146

Operating Expenses
Research & Development	195,206	179,319	193,175	149,576
Laboratory Expense	36,622	32,344	17,126	15,461
Sales & Marketing	657	4,010	222	3,248
Professional Fees	121,048	102,190	70,532	84,255
General & Administrative	1,010,606	251,209	686,284	144,680
Total Operating Expenses	1,364,139	569,072	967,339	397,220
Net Loss from Operations	(1,292,896)	(323,627)	(938,419)	(275,074)

Other Income (Expenses):
Interest Income	—	3	—	1
Laboratory Rent	—	3,000	—	—
Gain on write off of Liability	—	24,000	—	—
Exchange Rate		86	—	86
Interest Expense	(44,800)	(38,139)	(21,935)	(21,847)
Interest Expense (beneficial conversion feature-debenture)	(6,826)	(16,086)	(3,413)	(7,895)
Net Loss	$(1,344,522)	$(350,763)	$(963,767)	$(304,729)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.028)	$(0.006)	$(0.022)	$(0.005)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	48,599,634	59,963,564	43,547,910	60,248,623

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Six Months and the Three Months Ended March 31, 2022 and 2021

Unaudited

	31-Mar-22	31-Mar-21
Operating Activities:
Net loss	$(1,344,522)	$(350,763)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on Write Off of Liability		(24,000)
Common Stock for Services		20,000
Prepaid Expenses paid in Common Stock	50,000
Depreciation & Amortization Expense	42,101	45,274
Interest paid in Common Stock	34,487	26,148
Stock Compensation Expense	638,916
Interest Expense - Beneficial Conversion Feature	6,826	16,086

Changes in operating assets and liabilities
Accounts Receivable	13,102	(249,350)
Related Party Receivable	—	(4,961)
Inventory	(1,490)	(1,119)
Prepaid expense	8,923	33,100
Operating Lease Asset	(73,995)	—
Accounts Payable and Accrued Expenses	(105,629)	134,344
Operating Lease	60,837	—
Accrued Executive Salaries	164,000	120,000
Deferred Revenue	(69,620)	—
Net cash used by operations	(576,064)	(235,241)

Investing activities:
Patents development	(49,519)	(19,236)
Net cash used by investing activities	(49,519)	(19,236)

Financing activities:
Issuance of Common Shares	675,000	143,000
Issuance of Convertible Notes		150,000
Paid down Finance Lease	(17,967)	(19,805)
Payable to related party	(16,929)	48,650
Net cash provided by financing activities	640,104	321,845

Net change in cash	14,521	67,368

Cash balance at beginning of the period	8,244	41,760

Cash balance at end of the period	$22,765	$109,128

Supplemental disclosures of cash flow information:
Interest paid during the period	$2,989	$1,312
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Changes in Shareholders’ Deficit

For the Six Months and the Three Months Ended March 31, 2022 and 2021

Unaudited

	Preferred Stock		Common Stock		Paid in	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance at September 30, 2020	—	—	59,570,665	$59,572	$15,917,408	$(16,398,179)	$(421,199)

Issuance of common shares	—	—	640,000	640	142,360	—	143,000
Common Stock for Services	—	—	80,000	80	19,920	—	20,000
Common Stock for Prepaid Expenses	—	—	100,000	100	74,900	—	75,000
Common Stock for Interest	—	—	81,031	81	26,067		26,148
Beneficial Conversion Feature	—	—	—	—	25,333	—	25,333
Net loss	—	—	—	—	—	(350,763)	(350,763)

Balance at March 31, 2021	—	—	60,471,696	$60,473	$16,205,988	$(16,748,942)	$(482,481)

Balance at September 30, 2021	—	$—	61,374,524	$61,376	$17,368,836	$(19,277,765)	$(1,847,553)

Issuance of common shares	—	—	2,083,333	2,083	672,917	—	675,000
Common Stock for Prepaid Expenses			91,091	91	49,909	—	50,000
Common Stock for Interest			110,740	111	34,377	—	34,487
Transfer of Common Stock to Preferred Stock	1,000,000	100	(20,000,000)	(20,000)	19,900	—	—
Beneficial Conversion Feature	—	—	—	—	638,916	—	638,916
Net loss	—	—	—	—	—	(1,344,522)	(1,344,522)

Balance at March 31, 2022	1,000,000	$100	43,659,688	$43,661	$18,784,854	$(20,622,287)	$(1,793,672)

Balance at December 31, 2020	—	—	60,063,165	$60,064	$16,024,416	$(16,444,213)	$(359,733)

Issuance of common shares	—	—	227,500	$228	$55,272	$—	$55,500
Common Stock for Prepaid Expenses	—	—	100,000	$100	$74,900	$—	$75,000
Common Stock for Interest	—	—	81,031	$81	$26,067	$—	$26,148
Beneficial Conversion Feature	—	—	—	—	25,333	—	$25,333
Net loss	—	—	—	—	—	(304,729)	$(304,729)

Balance at March 31, 2021	—	—	60,471,696	$60,473	$16,205,988	$(16,748,942)	$(482,481)

Balance at December 31, 2021	1,000,000	$100	43,521,920	$43,523	$18,183,648	$(19,658,520)	$(1,431,249)

Issuance of common shares	—	—	33,333	33	9,967		10,000
Common Stock for Prepaid Expenses	—	—	91,091	91	49,909		50,000
Common Stock for Interest	—	—	13,344	13	7,937		7,950
Beneficial Conversion Feature	—	—	—	—	533,394		533,394
Net loss	—	—	—	—	—	(963,767)	(963,767)

Balance at March 31, 2022	$1,000,000	$100	43,659,688	$43,661	$18,784,854	$(20,622,287)	$(1,793,672)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

NOTE 1. Organization of the Company and Significant Accounting Policies

American CryoStem Corporation (the “Company”) is a publicly held corporation formed on March 13, 2009 in the state of Nevada as R&A Productions Inc. (R&A).

In April 2011, R&A purchased substantially all the assets and liabilities of American CryoStem Corporation (ACS) a company formed in 1987, for 21 million shares of common stock. ACS was deemed to be the accounting acquirer. At the date of the purchase, the former operations of R&A were discontinued, and the name of the Company was changed to American CryoStem Corporation.

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

The accompanying consolidated financial statements include the accounts of American CryoStem Corporation and its wholly owned subsidiaries.  The Company’s subsidiaries are APAC CryoStem Limited, a Hong Kong company and APAC CryoStem (Shenzhen) Ltd. which were established to support its licensing agreement and operations and collect the licensing fees in Hong Kong and China. Currently, Mr. Arnone and Mr. Dudzinski serve as management and directors of both companies. All significant intercompany accounts and transactions have been eliminated in the consolidation. Management believes all amounts have been adjusted properly.

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

Research and Development – Research and development expenses include both external and internal expenses. External expenses primarily include costs of intellectual property development, clinical trial development, fees paid for third party testing services, clinical supply and manufacturing expenses, regulatory filing fees, consulting and professional fees as well as other general costs related to the execution of research and development activities. Internal expenses primarily include compensation of employees engaged in research and development activities. Research and development expenses are expensed as incurred. Manufacturing costs are generally expensed as incurred.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

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

Advertising – Advertising Costs are expensed as they are incurred. Advertising Costs were $444 and $370, respectively for the six months ended March 31, 2022 and 2021 and $222 and $0, respectively for the three months ended March 31, 2022 and 2021; which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense – The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions prevailing, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $860,933 at March 31, 2022 and $860,933 at September 30, 2021. (See Note 3 for additional information).

Inventory – Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $19,424 at March 31, 2022 and $17,934 at September 30, 2021.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2022 and September 30, 2021, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2015 to 2020 are subject to IRS and State of New Jersey audit.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

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

NOTE 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the US, which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of this report. Management’s plans regarding this matter are to continue to fund its operations through fundraising activities in fiscal 2022 for future operations and business expansion. The Company executed a firm Letter of Intent (LOI) in 2021 for a $10 million financing with EF Hutton in 2022.

NOTE 3. Revenue Recognition

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

a.	Identify the contract(s) with a customer.
b.	Identify the performance obligations in the contract.
c.	Determine the transaction price.
d.	Allocate the transaction price to the performance obligations in the contract; and
e.	Recognize revenue when (or as) the performance obligations are satisfied.
9

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

NOTE 3. Revenue Recognition (continued)

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, if the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin; and 4. Products sales revenues. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
c.	The Company has determined as of the date of this report, due to Baoxin’s payment history during the COVID pandemic, to make an adjustment for recognition of the Baoxin revenue. The Company considered during its review Baoxin’s most recent audited financial statements, documentation provided by Baoxin concerning the completion of their new 100,000 sq. ft facility in 2021, the uncertainty of the timing for restarting their tissue processing operations in the new facility, and the ongoing uncertainties regarding the continuing effects of the COVID-19 pandemic in China. (See Notes 12 and 13 for additional information).
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

All revenue for the six months and three months was provided by customers who were individuals rather than corporate partners.

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

We principally sell our products to end users, who have agreements with us to utilize our processing and storage technology. We provide processing and storage services to individual customers. We charge various fees for consulting services or licensing of our technologies, which includes processing and storage agreements, arrangements with biotechnology processing facilities for the provision of our services within a limited geographic area.

For the customers that purchase our Tissue Collection, Processing and Storage Products we transfer control at the point in time when the goods are shipped from our facility, shipping costs are paid by the customer and these costs are not accrued when the related revenue is recognized.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

NOTE 3. Revenue Recognition (continued)

Variable Consideration

Under ASC 606, we are required to make estimates of the net sales price, including estimates of variable consideration (such as rebates and discounts) and recognize the estimated amount as revenue when we transfer control of the product or provide the service to our customers. Variable Consideration must be determined using either an “expected value” or a “most likely amount” method. At the current time the Company does not offer rebates or discounts on our provision of ATGRAFT and ATCELL customer processing and storage fees; Licensing and other Fees; and offer Tissue Collection, Processing and Storage products; therefore, we have not made any provisions for variable consideration related to discounts or rebates.

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

The Company had 13,636,500 and 7,986,500 shares of Common Stock issuable upon exercise of all outstanding stock options and warrants at March 31, 2022 and 2021, respectively: and 2,334,784 and 2,268,117 shares issuable on the conversion of outstanding Convertible Notes at March 31, 2022 and 2021, respectively.

Net Loss per share for the following quarters is computed below:

	6 months		3 months
	31-Mar-22	31-Mar-21	31-Mar-22	31-Mar-21
Net Loss	$(1,344,522)	$(350,763)	$(963,767)	$(304,729)
Basic & Fully Diluted Net Loss per Common Share:	$(0.028)	$(0.006)	$(0.022)	$(0.005)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	48,599,634	59,963,564	43,547,910	60,248,623

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	31-Mar-22	30-Sept-21
Laboratory Equipment	$257,905	$257,905
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	27,869
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(295,434)	(288,880)
Net Property and Equipment	$106,929	$113,483

Depreciation expense for the six months ended March 31, 2022 and 2021 were $6,554 and $6,555, respectively; and for the three months ended March 31, 2022 and 2021 were $3,277 and $3,277, respectively.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight-line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the six months ended March 31, 2022 and 2021 were $6,986 and $29,527, respectively; and for the three months ended March 31, 2022 and 2021 were $3,455 and $28,104, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $210,832 as of March 31, 2022 and $164,194 as of September 30, 2021. Amortizable Patent Costs were $238,172 at March 31, 2022 and $238,172 at September 30, 2021. The following is the anticipated amortization expense for these patents for the next 5 years:

Twelve Months ending March 31,
2023	$14,010
2024	$14,010
2025	$14,010
2026	$14,010
2027	$14,010

The following is a description of the Company’s patent assets:

On August 2, 2011, the Company was awarded U.S. Patent No. US 7,989,205 B2, titled Cell Culture Media, Kits, and Methods of Use. The Patent is for cell culture media kits for the support of primary culture of normal non-hematopoietic cells of mesodermal origin suitable for both research and clinical applications. The Company filed and maintained a continuation (U.S. Serial No. 13/194,900) and additional claims were granted on November 8, 2016 under patent Number 9,487,755. The Company filed an additional continuation on November 7, 2016 as part of our overall patent strategy and to cover expanded modifications of the original patent grant, US Patent Application No. 15/344,805.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of March 31, 2022:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 75 cents	$150,000	Fiscal 2022	5.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	8.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Fiscal 2022	1.00%
Note Payable to Related Party	$131,505	Fiscal 2024	10.00%
Finance Lease Liability	$28,196	Fiscal 2023	13.25%

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

As a result of the issue, the Company recognized interest expense of $25,333 as a beneficial conversion feature of the debentures, which has been amortized over the lives of the notes. The Interest Expense due to the Beneficial Conversion Feature for the six months and three months ended March 31, 2022 was $6,826 and $3,814, respectively.

NOTE 8. Common Stock Transactions

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

During the six months ended March 31, 2021, the Company issued 81,031 shares to pay interest due holders of bridge notes and convertible notes. The amount of interest paid was $26,148. The share prices were determined by the aggregate market price for the week in which the interest became due.

During the six months ended March 31, 2022, the Company issued 2,083,333 shares and received proceeds of $675,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2022, the Company issued 110,740 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $34,487. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the six months ended March 31, 2022, the Company issued 91,091 shares for prepaid legal fees. The share price was determined by agreement with legal service provider, based upon the current market price less a discount for acquiring restricted securities.

The Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc. (See Note 14 for more details).

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

NOTE 9. Option Issuances

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The Company uses the Black-Sholes option pricing model to measure the fair values of its option grants. For purposes of determining the option values at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model using the parameters of the volatility of the Company’s share prices and the risk-free interest rate.

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

Using the Black-Sholes valuation method the company issued options and recorded compensation of $638,916 for six months and $533,394 for the three months ended March 31, 2022. The fair value of the options issued was calculated using the following assumptions:

Dividend yield	0.00%
Risk free interest rate	0.78%
Volatility	180.15% & 195.62%
Share Price	$0.40
Term	3 and 5 years

The following is a summary of common stock options outstanding at March 31, 2022:

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2020	7,936,500	$0.05 - $0.40	0.26	2.32

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at March 31, 2021	7,936,500	$0.05 - $0.40	0.26	1.85

Outstanding at September 30, 2021	11,536,500	$0.05 - $0.40	0.26	3.73

Granted	2,100,000	$0.40
Exercised	—
Expired	—
Forfeited	—
Outstanding at March 31, 2022	13,636,500	$0.05 - $0.40	0.22	2.73
Vested at March 31, 2022	8,761,500	$0.05 - $0.40	0.25	2.41

Option Forfeitures are recorded as they occur. The intrinsic value of the outstanding stock options is $1,983,870 and the intrinsic value of the outstanding vested stock options is $551,620 at March 31, 2022.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

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

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. Lease payments are $2,993.62 per month for eighteen (18) months. The final lease payment is scheduled for January 1, 2023. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of March 31, 2022:

	Classification on Balance Sheet	March 31, 2022
Assets
Finance Lease Asset	Finance lease right of use asset	$100,113
Total Finance lease assets		$100,113
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$28,196
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	—
Total operating lease liability		$28,196

Lease obligations at March 31, 2022:
Twelve Months ending March 31, 2023	$29,936
Total Payments	29,936
Amount representing interest	(1,740)
Finance lease obligation, net	$28,196
Finance lease obligation, current portion	28,196
Finance lease obligation, long-term	—

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

Note 11. Leases (continued)

Lease payments for the six months ended March 31, 2022 and 2021 were $17,962 and $10,503, which consisted of amortization of $15,483 and 9,191 and interest of $2,989 and $1,312, respectively. Lease payments for the three months ended March 31, 2022 and 2021 were $8,981 and $10,559, which consisted of amortization of $7,865 and $9,729 and interest of $1,116 and 830, respectively. At March 31, 2022, the remaining lease term was 0.833 years (10 months) and the discount rate was 13.25%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expired on April 30, 2021. The Company extended the lease on March 23, 2022 for an additional three years from May 1, 2021 to April 30, 2024. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of March 31, 2022:

	Classification on Balance Sheet	March 31, 2022
Assets
Operating Lease Asset	Operating lease right of use asset	$60,837
Total Operating lease assets		$60,837
Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$27,943
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	32,894
Total operating lease liability		$60,837

Lease obligations at March 31, 2022:
Fiscal 2022	$15,900
Fiscal 2023	31,800
Fiscal 2024	18,550
Total Payments	66,250
Amount representing interest	(5,413)
Operating lease obligation, net	60,837
Operating lease obligation, current portion	(27,943)
Operating lease obligation, long-term	$32,894

The lease expense for the six months ended March 31, 2022 and 2021 was $15,900 and $15,900, respectively; and for the three months ended March 31, 2022 and 2021 was $7,950 and $7,950, respectively, and we used a discount rate of 8%.

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The Company renewed its lease on April 1, 2021, for an additional 12 months and pays $2,462 per month. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the six months ended March 31, 2022 and 2021 was $15,073 and $14,334 respectively; and for the three months ended March 31, 2022 and 2021 was $7,386 and $7,167.

NOTE 12. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China.  Baoxin is not a publicly traded corporation and the investment is carried at the lower of cost or market value. The Company annually reviews its investments for impairment. Based on the Company’s review, the carrying value of the Baoxin Investment was reported as $244,919 on March 31, 2022 and $244,919 on September 30, 2021.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

March 31, 2022

Unaudited

NOTE 13. Concentration of Credit

The Company regularly reviews all receivables and determines the amount of allowances if any on a quarterly basis.

The difficulties and uncertainties caused by COVID, Chinese government policies and Baoxin’s going concern considerations have caused concern as to the collectibility of the Baoxin receivable. Communications and correspondence with Baoxin Management indicate a continuing commitment to American CryoStem’s technology and the Agreement to a Territorial License of its patents and other intellectual property. Baoxin recently completed its state-of-the-art facilities in Shenzhen to roll out therapies to the Chinese people. Although Baoxin has confirmed their receivable, the Technology Fees billed of $500,000 annually and a total contractual obligation of $6,000,000, there is concern about to their ability to pay. For this reason, the Company is not reporting the Fees from this contract as revenue.

Baoxin is still relying on investment (financing) to continue its operations, which is typical for biotechnology companies globally and is currently in negotiations with the Chinese government which include funding requests. Management is optimistic that the effects of the pandemic will eventually subside, Baoxin’s operations will return to normal, and they will obtain the financing necessary to pay American CryoStem.

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

From time to time the Company takes advances makes principal payments on the note. During the six months ended March 31, 2022, the Company was advanced $1,729 and made payments of $18,000 on the note.

The principal balance of the Note is $131,505 at March 31, 2022 and 147,775 at September 30, 2021.

The Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc. in November 2021.

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

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2022 through the date of issuance of this report. There are no subsequent events to report as of the issuance of these financial statements.

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

The Company filed its first Investigational New Drug Application (IND) with the FDA for our ATCell™ cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post-Concussion Syndrome (PCS) in Retired Athletes and Military Personnel” File number 19089 was approved by the FDA on September 17, 2020 to commence the Phase 1 Clinical Trial. Post-concussion syndrome is a chronic, incurable central nervous system condition affecting a significant number of the United States military and athletes, especially those involved in contact sports such as football, boxing, soccer, and other sports where participants have suffered one or more concussions or mild traumatic brain injuries (mTBI). Published research has indicated that up to 30% of all military personal, active and retired, may suffer from this condition. According to the Department of Defense evaluation of U.S. military casualty statistics, from 2000-2019 Q3, 413,858 United States Military personnel worldwide experienced a concussion.

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

In addition to being an energy storing reservoir, adipose tissue performs important endocrine and metabolic roles by secreting several biologically active factors known as adipokines. These molecules contribute to a variety of different functions, including regulation of energy balance, food intake and satiety, inflammatory response, and metabolism of steroid hormones. Finally, adipose tissue also helps cushion and protect parts of the body, as well as insulate the body from extreme temperatures.

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

Processing Technology

The FDA considers processing and expanding cells as the manufacturing of a drug product. The Company’s completed proprietary, patented processing and manufacturing platform is designed for the collection, preparation and cryo-preservation of pure adipose tissue and adipose tissue derived cells. The processing platform has been validated to enable the Company to deliver cellular therapy samples with repeatable and identifiable characteristics of safety, potency, viability, and purity which are the core FDA requirements for the cGMP manufacturing of all biologic drug products. Our manufacturing platform is approved by FDA for use in our current clinical study of Post-Concussion Syndrome for the manufacturing of the cellular therapy samples. The Company believes that the platform is suitable to support the Company’s growing pipeline of product development and planned clinical studies, and future biologic license applications for an array of target diseases and conditions.

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

Tissue Processing and Storage Services:

ATGRAFT is an adipose tissue (fat) collection, processing and storage solution used by cosmetic and plastic surgeons to provide their patients with multiple tissue transfer and storage options. The ATGRAFT™ service, through one liposuction procedure, allows individuals to prepare for multiple future cosmetic or regenerative procedures by using their own stored adipose tissue as natural biocompatible filler, or for multiple cellular therapy applications over time without the trauma of further liposuctions. Many physicians currently offering tissue transfer or “stem cell (SVF)” therapies are required to perform a concurrent tissue harvest for each transfer or procedure which increases the opportunities for infection at the harvest site and the development of long-term complications related to the formation of scar tissue (stroma) at the harvest site(s).

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

The Company has created several versions of its ACSelerate™ cell culture media including:

•	ACSelerate-MAX™ – xeno serum free cell culture media,
•	ACSelerate-SFM™ – animal serum free cell culture media,
•	ACSelerate-LSM™ – low FBS (0.05%) cell culture media,
•	ACSelerate-CY™– for differentiation of ATCELL™ into chondrocytes (ATCELL-CY™),
•	ACSelerate-OB™– for differentiation of ATCELL™ into osteoblasts (ATCELL-OB™)
•	ACSelerate-AD™ – for differentiation of ATCELL™ into adipocytes (ATCELL-AD™)
•	ACSelerate-MY™– for differentiation of ATCELL™ into myocytes (ATCELL-MY™)
•	ACSelerate-CP™– non-DMSO (Dimethyl Sulfoxide) cellular cryopreservation media
•	ACSelerate-TR™– sterile transportation medium designed to maintain the viability of the tissue during the shipment of adipose tissue to our processing facility.

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

(https://www.transparencymarketresearch.com/pressrelease/stem-cells-market.htm)

China

On July 12, 2018, the Company announced the national launch of its ATGRAFTTM tissue collection, processing and storage technology by Baoxin Asia Pacific Biotechnology (Shenzhen) Co. Ltd. (“Baoxin”) in China. The Company’s management team traveled throughout southeast China with the management and marketing team of Baoxin to present the ATGRAFTTM platform to leading plastic and cosmetic surgery hospitals in Shenzhen, Nanning, Guangzhou, Guangxi and Changsha. Additionally, Mr. Arnone and Mr. Dudzinski attended the signing of investment documents between Baoxin and Chinese government and Banking officials in Shenzhen, China as well as the official launch presentation and evening gala hosted by Baoxin in Shenzhen.

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

During Fiscal 2020 and 2021, due to the continuing effects of the COVID pandemic and associated government policies and regulations Baoxin suspended its processing activities. Baoxin is an emerging biotechnology company in China that has relied to date on investment to fund operation and build their facilities, as is typical for these types of companies. During 2020 and 2021, Baoxin developed a new state of the art facility with sizable clean rooms and biomaterial storage space. The facility was completed in February 2021 and officially opened in May of 2021. Unfortunately, due to the continued effects of COVID and the appearance of new variants Baoxin has been unable to restart operations and its marketing programs in 2022.

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

Development of Regional U.S. Markets

Physician Network

Physician Network – The Company continues to develop regional relationships to leverage its new products and services through existing cosmetic surgery and regenerative medicine practices. The Company continues to develop and expand its network of physicians seeking to adopt its products and services, initially focusing on surgeons performing liposuction, tissue transfer and regenerative procedures involving the use of adipose tissue. The Company intends to continue expanding its efforts to medical professionals interested in tissue storage and Regenerative Medicine applications utilizing ASDCs and establish itself as a primary source of collection, processing, and preparation of cellular therapies as they are developed and approved for patient use by the FDA.

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

Health Information Technology Company, LTD (Hong Kong) – On June 30, 2014, the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT have reached further agreement to extend their relationship on a non-exclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. The HIT license has been extended per the terms of Schedule B of the Term Sheet, dated June 30, 2014, for an additional 3 year period to June 30, 2023.

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

CRYOVIVA (Thailand), Ltd. – On April 5, 2018, the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement to license its ATGRAFT™ and ATCELL adipose tissue (fat) processing and storage technologies with Cryoviva (Thailand) Ltd., a Bangkok, Thailand based Cord Blood processing and storage facility. Cryoviva, Thailand, currently offers collection, processing and storage of Cord Blood derived biologics to patients throughout Thailand and Southeast Asia.

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

CellSource Tokyo, Japan – In the second quarter of 2015 the Company entered into negotiations with CellSource, LLC in Tokyo, Japan for the licensing of its ATGRAFT™ products and services and on June 2, 2015 the Company and Cell Source entered into an initial term sheet licensing the ATGRAFT™ technology to CellSource for Japan. The non- exclusive agreement expired in June of 2020.

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

Results of Operations – Three Months

The Company’s revenue for the quarter ended March 31, 2022, increased to $31,935 versus $1,935 in the same period of Fiscal 2021.

Operating expenses increased to $967,339 for the quarter ended March 31, 2022, from $397,220 for the same period in Fiscal 2021. The Company incurred increases in its Research and Development efforts due to ongoing expenses of the Company’s FDA approved clinical study for Post-Concussion Syndrome, increased expenses associated with the Company’s addition clinical study development and the issuance of common stock options.

Administrative expenses, exclusive of research and development, increased to $686,284 from $144,680. The increase is primarily related to the issuance of common stock options.

Interest expense for the quarter ending March 31, 2022, decreased to $25,348 compared to $29,742 for the same period in 2021. The interest expense for the quarters ended March 31, 2022 and 2021 includes an additional $3,413 and $7,895 respectively for the effects of the beneficial conversion feature associated with debenture holders.

Net loss for the quarter ended March 31, 2022 was $963,767 compared to a net loss of $304,729 for the same period of Fiscal 2021. The increase in the net loss for quarter versus the same period in 2021, was due to increased expenses in Research and Development, primarily Clinical Study efforts and the issuance of Common Stock Options.

Liquidity and Capital Resources

As of March 31, 2022, the Company had a cash balance of $22,765, compared to $8,244 at September 30, 2021. We used $502,069 of our cash for operations and $123,514 for investing activities. The main sources of cash provided by financing activities included new equity issuances totaling $675,000.

Accounts Receivable decreased to $65,680 at March 31, 2022 from $78,782 at September 30, 2021.

Convertible debt increased to $712,957 as of March 31, 2022, versus $706,131 as of September 30, 2021. This increase was due to the effects of amortizing the beneficial conversion feature of the notes. See Note 7. Debt reported in the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the six months ended March 31, 2022.

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

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The Company extended the lease on March 23, 2022 for an additional three years from May 1, 2021 to April 30, 2024. at $2,650 per month. See Note 11. Leases in the Financial Statements.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of March 31, 2022. See also Legal Proceedings below.

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

From time to time the Company takes advances makes principal payments on the note. During the six months ended March 31, 2022, the Company was advanced $1,729 and made payments of $18,000 on the note.

The principal balance of the Note is $131,505 at March 31, 2022 and 147,775 at September 30, 2021.

The Company entered into an agreement with ACS Global, Inc wherein the Company exchanged 1,000,000 newly created Series A Voting C The Company entered into an agreement with ACS Global, Inc wherein the Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc.

Terms of the Series A Voting Convertible Preferred Shares are as follows:

1.	Each Series A Share is convertible into 20 shares of American CryoStem common stock $0.001 par value, subject to any recapitalization event.
2.	Stated annual dividend of $0.20 per share payable quarterly in cash or stock at the discretion of the Company’s Board of directors.
3.	Each preferred share shall have 20 votes on all matters subject to a Company shareholder vote.
4.	Convertible after one year at the discretion of the ACS Global board of directors.
5.	Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc.

Terms of the Series A Voting Convertible Preferred Shares are as follows:

1.	Each Series A Share is convertible into 20 shares of American CryoStem common stock $0.001 par value, subject to any recapitalization event.
2.	Stated annual dividend of $0.20 per share payable quarterly in cash or stock at the discretion of the Company’s Board of directors.
3.	Each preferred share shall have 20 votes on all matters subject to a Company shareholder vote.
4.	Convertible after one year at the discretion of the ACS Global board of directors.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 and concluded that the disclosure controls and procedures were effective as a whole.

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

During the six months ended March 31, 2022, the Company issued 2,083,333 shares and received proceeds of $675,000. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the six months ended March 31, 2022, the Company issued 110,470 shares to pay interest due to holders of the bridge notes and convertible notes. The value of the interest paid was $34,487. The share prices were determined by the aggregate market price for the week in which the shares were issued.

During the six months ended March 31, 2022, the Company issued 91,091 shares for prepaid legal fees. The share price was determined by agreement with legal service provider, based upon the current market price less a discount for acquiring restricted securities.

The Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc. (See Note 14 for more details).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

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

AMERICAN CRYOSTEM CORPORATION

May 23, 2022	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

May 23, 2022	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)

