Form 10-Q
period 2022-06-30
AMERICAN CRYOSTEM Corp
filed 2022-08-22
CIK 1468679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54672

American CryoStem Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Meridian Road, Eatontown, NJ	07724
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 22, 2022, the issuer’s $0.001 par value Common Stock totaled 44,279,279 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial StatementS

American CryoStem Corporation

Consolidated Balance Sheets

As of June 30, 2022 and September 30, 2021

	30-Jun-22	30-Sep-21
	Unaudited
ASSETS
Current Assets:
Cash	$2,757	$8,244
Accounts Receivable - net of allowance for bad debt	14,859	78,782
Inventory	21,716	17,934
Deferred Contract Expense	39,370	39,370
Prepaid Expenses	36,371	52,619
Total Current Assets	115,073	196,949

Other Assets:
Investment in Baoxin - at cost	244,919	244,919
Security Deposit	13,540	13,540
Patents, Patents Development and Trademarks - net of accumulated amortization	434,572	371,849
Fixed Assets - net of accumulated depreciation	103,652	113,483
Finance Lease - Right-of-Use-Asset	92,413	115,516
Right of Use Asset	54,059	—

Total Assets	$1,058,228	$1,056,256

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable & Accrued Expenses	$375,371	$553,120
Legal & Accounting Payable	123,900	97,824
Bridge Notes Payable	226,500	226,500
Convertible Notes Payable	716,370	573,500
PPP Loan - Current Portion	23,407	23,407
Finance Lease Liability	22,801	34,512
Operating Lease Liability	28,505	—
Deferred Revenue	27,690	122,045
Total Current Liabilities	1,544,544	1,630,908

Long Term Liabilities:
Accrued Executive Salaries	1,239,436	980,186
Convertible Notes Payable	—	132,631
Finance Lease Liability		11,651
Operating Lease Liability	25,554	—
Note Payable to Related Party	125,090	147,775
Payable to Related Party	—	658
Total Liabilities	2,934,624	2,903,809

Commitments and Contingencies	0	0

Shareholders’ Deficit:
Preferred Stock - $.0001 par value, 50,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2022 and 0 shares issued and outstanding at September 30, 2021	100	0
Common Stock - $.001 par value, 300,000,000 shares authorized, 44,181,896 shares issued and outstanding at June 30, 2022 and 61,374,524 issued and outstanding at September 30, 2021	44,183	61,376
Additional Paid in Capital	19,103,297	17,368,836
Accumulated Deficit	(21,023,976)	(19,277,765)
Total Shareholders’ Deficit	(1,876,396)	(1,847,553)

Total Liabilities & Shareholders’ Deficit	$1,058,228	$1,056,256

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Operations

For the Nine Months and the Three Months Ended June 30, 2022 and 2021

Unaudited

	9 months		3 months
	30-Jun-22	30-Jun-21	30-Jun-22	30-Jun-21
Revenues
Tissue Processing & Storage	$132,119	$7,575	$39,599	$4,800
Product Sales	3,600	760	3,000	—
Licensing Fees & Royalties	—	375,000	—	125,000
Total Revenues	135,719	383,335	42,599	129,800
Less Cost of Revenues	(26,658)	(8,672)	(4,781)	(582)
Gross Margin	109,061	374,663	37,818	129,218

Operating Expenses
Research & Development	210,769	298,889	15,563	119,570
Laboratory Expense	56,835	50,056	20,213	17,712
Sales & Marketing	17,477	5,196	16,820	1,186
Professional Fees	156,501	142,026	35,453	39,836
Consulting Expense	929,208	296,109	160,642	296,109
Bad Debt Expense	65,320	990	65,680	990
General & Administrative	342,672	346,798	100,272	95,589
Total Operating Expenses	1,778,782	1,140,064	414,643	570,992
Net Loss from Operations	(1,669,721)	(765,401)	(376,825)	(441,774)

Other Income (Expenses):
Interest Income	2	3	2	—
Laboratory Rent	—	3,000	—	—
Gain on write off of Liability	—	24,000	—	—
Exchange Rate	—	86	—	—
Interest Expense	(66,253)	(59,422)	(21,453)	(21,283)
Interest Expense (beneficial conversion feature-debenture)	(10,239)	(19,499)	(3,413)	(3,413)
Net Loss	$(1,746,211)	$(817,233)	$(401,689)	$(466,470)

Basic & Fully Diluted Net Income (Loss) per Common Share:	$(0.037)	$(0.014)	$(0.009)	$(0.008)

Weighted Average of Common Shares Outstanding - Basic & fully diluted	47,063,587	60,141,838	43,995,180	60,496,428

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2022 and 2021

Unaudited

	30-Jun-22	30-Jun-21
Operating Activities:
Net loss	$(1,746,211)	$(817,233)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on Write Off of Liability	—	(24,000)
Common Stock for Services	—	41,000
Prepaid Expenses paid in Common Stock	50,000	—
Depreciation & Amortization Expense	63,349	56,640
Interest paid in Common Stock	59,310	44,346
Bad Debt Expense	65,320	990
Stock Compensation Expense	794,558	296,109
Interest Expense - Beneficial Conversion Feature	10,239	19,499

Changes in operating assets and liabilities
Accounts Receivable	63,923	(375,550)
Inventory	(3,782)	(5,381)
Prepaid expense	16,248	80,000
Operating Lease Asset	(73,995)	—
Accounts Payable and Accrued Expenses	(151,673)	188,819
Operating Lease	54,059
Accrued Executive Salaries	259,250	180,000
Deferred Revenue	(94,355)	—
Net cash used by operations	(699,080)	(314,761)

Investing activities:
Patents development	(73,202)	(35,187)
Net cash used by investing activities	(73,202)	(35,187)

Financing activities:
Issuance of Common Shares	813,500	143,000
Issuance of Convertible Notes	—	150,000
Paid down Finance Lease	(23,362)	(26,722)
Payable to related party	(23,343)	49,279
Net cash provided by financing activities	766,795	315,557

Net change in cash	(5,487)	(34,391)

Cash balance at beginning of the period	8,244	41,760

Cash balance at end of the period	$2,757	$7,369

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,582	$1,435
Income taxes paid during the period	—	—

See the notes to the financial statements.

American CryoStem Corporation

Consolidated Statements of Changes in Shareholders’ Deficit

For the Nine Months and the Three Months Ended June 30, 2022 and 2021

Unaudited

	Preferred Stock		Common Stock		Paid in	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance at September 30, 2020	—	—	59,570,665	$59,572	$15,917,408	$(16,398,179)	$(421,199)

Issuance of common shares	—	—	640,000	640	142,360	—	143,000
Common Stock for Services	—	—	164,000	164	40,836	—	41,000
Common Stock for Prepaid Expenses	—	—	100,000	100	74,900	—	75,000
Common Stock for Interest	—	—	109,519	109	44,237	—	44,346
Stock Compensation Expense	—	—	—	—	296,109	—	296,109
Beneficial Conversion Feature	—	—	—	—	25,333	—	25,333
Net loss	—	—	—	—	—	(817,233)	(817,233)

Balance at June 30, 2021	—	—	60,584,184	$60,585	$16,541,183	$(17,215,412)	$(613,644)

Balance at September 30, 2021	—	$—	61,374,524	$61,376	$17,368,836	$(19,277,765)	$(1,847,553)

Issuance of common shares	—	—	2,545,000	2,545	810,955	—	813,500
Common Stock for Prepaid Expenses	—	—	91,091	91	49,909	—	50,000
Common Stock for Interest	—	—	170,886	171	59,138	—	59,309
Transfer of Common Stock to Preferred Stock	1,000,000	100	(20,000,000)	(20,000)	19,900	—	—
Beneficial Conversion Feature	—	—	—	—	794,559	—	794,559
Net loss	—	—	—	—	—	(1,746,211)	(1,746,211)

Balance at June 30, 2022	1,000,000	$100	44,181,501	$44,183	$19,103,297	$(21,023,976)	$(1,876,396)

Balance at March 31, 2021	—	—	60,471,696	$60,473	$16,205,988	$(16,748,942)	$(482,481)

Common Stock for Interest	—	—	28,488	28	18,170	—	18,198
Common Stock for Services	—	—	84,000	84	20,916	—	21,000
Stock Compensation Expense	—	—	—	—	296,109	—	296,109
Net loss	—	—	—	—	—	(466,470)	(466,470)

Balance at June 30, 2021	—	—	60,584,184	$60,585	$16,541,183	$(17,215,412)	$(613,644)

Balance at March 31, 2022	1,000,000	$100	43,659,688	$43,661	$18,784,854	$(20,622,287)	$(1,793,672)

Issuance of common shares	—	—	461,667	462	138,038	—	138,500
Common Stock for Interest	—	—	60,146	60	24,762	—	24,822
Stock Compensation Expense	—	—	—	—	155,643	—	155,643
Net loss	—	—	—	—	—	(401,689)	(401,689)

Balance at June 30, 2022	1,000,000	$100	44,181,501	$44,183	$19,103,297	$(21,023,976)	$(1,876,396)

See the notes to the financial statements.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2022

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

June 30, 2022

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

Advertising - Advertising Costs are expensed as they are incurred. Advertising Costs were $612 and $582, respectively for the nine months ended June 30, 2022 and 2021 and $168 and $222, respectively for the three months ended June 30, 2022 and 2021; which is in Sales and Marketing Expenses within the Consolidated Statements of Operations.

Bad Debt Expense - The Company provides, through charges to income or loss, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include prevailing economic conditions, a predictive analysis of the outcome of the current portfolio by client, and prior credit loss experience of each client. The Company uses the information from this analysis to develop an estimate of bad debt reserve based upon the amount of accounts receivable by client at the balance sheet date. The Allowance for Doubtful Accounts was $926,613 at June 30, 2022 and $860,933 at September 30, 2021. (See Note 3 for additional information).

Inventory - Inventory is valued at lower of cost or market using the first in, first out method. Inventory consists of the disposables and materials used to create production kits, for processing of adipose tissue and cellular samples, the manufacture of Medias used to prepare the samples and cryoprotectant for the storage of the samples.

Inventory was composed of Raw Materials and Finished Goods, which was valued at $21,716 at June 30, 2022 and $17,934 at September 30, 2021.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2022 and September 30, 2021, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2016 to 2021 are subject to IRS and State of New Jersey audit.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2022

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

NOTE 2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles in the U.S., which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management has made this assessment for the period one year from date of the issuance of this report. Management’s plans with regard to this matter are to continue to fund its operations through fundraising activities for the rest of fiscal 2022.

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

June 30, 2022

Unaudited

NOTE 3. Revenue Recognition (continued)

Our major sources of revenue during the reporting periods were 1. Tissue Collection, Processing and Storage revenue from various customers; 2. Annual Storage Fees for our ATGRAFT and ATCELL products, from customers who have had stored in our laboratory facility, along with former Bio-Life and Cytori storage customers purchased by American CryoStem; 3. Licensing and other fees from Baoxin; and 4. Products sales revenues. The adoption of ASC 606 did not have an impact on the pattern or timing of recognition of our Tissue Processing, Storage Fees or Product Sales Revenue, since:

1.	Tissue Collection, Processing & Storage Revenue is recognized on the date the process is completed and stored in our facility.
2.	Storage Fees are charged annually.
3.	Licensing and other Fees - This is based on the passage of time and as the customer has access to the license. The Company reviewed and analyzed the contract with Baoxin. Management’s judgments are:
a.	Baoxin qualifies as a customer since American CryoStem does not take significant risks or receive significant gains from the agreement.
b.	The right to use the license does not have significant standalone functionality because consulting is required by American CryoStem in order for the customer to be able to use the license.
c.	The Company has determined as of the date of this report, due to Baoxin’s payment history during the COVID pandemic, to make an adjustment for recognition of the Baoxin revenue. The Company considered during its review Baoxin’s most recent audited financial statements, documentation provided by Baoxin concerning the completion of their new 100,000 sq. ft facility in 2021, the uncertainty of the timing for restarting their tissue processing operations in the new facility, and the ongoing uncertainties regarding the continuing effects of the COVID-19 pandemic in China. (See Notes 12 and 13 for additional information)
4.	The majority of our Product Sales Revenue continues to be recognized when the customer takes control of the product.

Revenue and Allowances

All revenue for the nine months and three months was provided by customers who were individuals rather than corporate partners.

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

June 30, 2022

Unaudited

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

The Company had 13,636,500 shares and 10,436,500 shares of Common Stock issuable upon exercise of all outstanding stock options for the nine months ended June 30, 2022 and 2021, respectively; and 2,334,784 and 2,334,784 shares issuable on the conversion of outstanding Convertible Notes for the three months ended June 30, 2022 and 2021, respectively.

Net Loss per share for the following periods is computed below:

	9 months		3 months
	30-Jun-22	30-Jun-21	30-Jun-22	30-Jun-21
Net Loss	$(1,746,211)	$(817,233)	$(401,689)	$(466,470)
Basic & Fully Diluted Net Loss per Common Share:	$(0.037)	$(0.014)	$(0.009)	$(0.008)
Weighted Average of Common Shares Outstanding - Basic & fully diluted	47,063,587	60,141,838	43,995,180	60,496,428

NOTE 5. Fixed Assets

The fixed assets accounts of the Company are comprised as follows:

	June 30, 2022	September 30, 2021
Laboratory Equipment	$257,905	$257,905
Laboratory Leasehold Improvements	110,286	110,286
Laboratory Furniture	1,841	1,841
Office Equipment	27,869	27,869
Office Leasehold Improvements	2,650	2,650
Office Furniture	1,812	1,812
Accumulated Depreciation	(298,711)	(288,880)
Net Property and Equipment	$103,652	$113,483

Depreciation expense for the nine months ended June 30, 2022 and 2021 were $9,830 and $9,832, respectively and for the three months ended June 30, 2022 and 2021 were $3,277 and $3,277, respectively.

NOTE 6. Patent & Patents Filings

The patent and patents development are recorded at cost and are being amortized on a straight-line basis over a period of seventeen years. The company capitalizes Legal and Administrative Fees incurred in the process of filing for its patents. The Company has only been amortizing the patents issued. Amortization Expense for the nine months ended June 30, 2022 and 2021 were $10,479 and $33,020, respectively; and for the three months ended June 30, 2022 and 2021 were $3,493 and $3,493, respectively.

Patents still in the application process have not been amortized. The unamortized costs of patents in the application process are $234,323 as of June 30, 2022 and $164,194 as of September 30, 2021. Amortizable Patent Costs were $238,172 at June 30, 2022 and $238,172 at September 30, 2021. The following is the anticipated amortization expense for these patents for the next 5 years:

Twelve Months ending June 30,
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

June 30, 2022

Unaudited

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

NOTE 7. Debt

The following table describes the Company’s debt outstanding as of June 30, 2022:

Debt	Carrying Value	Maturity	Rate
Bridge Notes	$226,500	Demand	8.00%
Convertible Notes @ 75 cents	$150,000	Fiscal 2022	5.00%
Convertible Notes @ 40 cents	$100,000	Demand	8.00%
Convertible Notes @ 35 cents	$83,500	Demand	8.00%
Convertible Notes @ 33 cents	$150,000	Demand	8.00%
Convertible Notes @ 30 cents	$45,000	Demand	8.00%
Convertible Notes @ 20 cents	$155,000	Demand	8.00%
Convertible Notes @ 15 cents	$40,000	Demand	8.00%
PPP Loan	$23,407	Fiscal 2022	1.00%
Note Payable to Related Party	$125,089	Fiscal 2024	10.00%
Finance Lease Liability	$28,196	Fiscal 2023	13.25%

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

As a result of the issue, the Company recognized interest expense of $25,333 as a beneficial conversion feature of the debentures, which has been amortized over the lives of the notes. The Interest Expense due to the Beneficial Conversion Feature for the Nine Months and Three Months ended June 30, 2022 was $10,239 and $3,413, respectively.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2022

Unaudited

Note 8. Common Stock Issuances (continued)

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

During the nine months ended June 30, 2022, the Company issued 2,545,000 shares and received proceeds of $813,500. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2022, the Company issued 91,091 shares for Prepaid legal fees valued at $50,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2022, the Company issued 170,886 shares to pay interest due holders of bridge notes and convertible notes. The amount of interest paid was $59,309. The share prices were determined by the aggregate market price for the week in which the interest became due.

During the nine months ended June 30, 2022, the Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc. (See Note 14 for more details).

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

The Company normally issues options to its key personnel and consultants at the end of each fiscal year or as may be included in retainer or employment agreements. The Company prepares an option agreement for each option grant that includes the date of the grant, the vesting schedule, the expiration date and other terms of the granted options. The Company’s option plan calls for the immediate expiration and cancellation of the granted options in the event of the termination of employment or the contract associated with the original option grant except for certain circumstances including retirement or disability. The Company’s method for exercising options is to require delivery of the executed option agreement with the payment of the option price to the Company by the option holder. Upon receipt and confirmation of payment of the exercise price by Company management, the Company prepares board minutes and issues instructions to the Company’s transfer agent to issue the requisite number of shares underlying the option exercise

Using the Black-Sholes valuation method the company issued options and recorded compensation of $754,589 for nine months ended June 30, 2022, and $155,642 for the three months June 30, 2022.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2022

Unaudited

NOTE 9. Option Issuances (continued)

The table below summarizes option activity and balances for nine months ended June 30, 2022 and 2021:

	Amount	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at September 30, 2020	7,936,500	$0.05 - $0.40	0.26	2.32

Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2021	7,936,500	$0.05 - $0.40	0.26	1.85

Outstanding at September 30, 2021	11,536,500	$0.05 - $0.40	0.26	3.73

Granted	2,100,000	$0.40
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2022	13,636,500	$0.05 - $0.40	0.28	2.52
Vested at June 30, 2022	9,386,500	$0.05 - $0.40	0.29	2.82

Option forfeitures are recorded as they occur. The intrinsic value of the outstanding stock options is $770,240 and the intrinsic value of the vested stock options is $496,240 at June 30, 2022.

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

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2022

Unaudited

NOTE 11. Leases (continued)

Finance Lease

The Company leases Equipment at its laboratory from NFS Leasing, Inc. Lease payments are $2,993.62 per month for eighteen (18) months. The final lease payment is scheduled for January 1, 2023. When the final payment is made, the Company will own the equipment. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of June 30, 2022:

	Classification on Balance Sheet	June 30, 2022
Assets
Finance Lease Asset	Finance lease right of use asset	$92,413
Total Finance lease assets		$92,413
Liabilities
Current Liabilities
Finance lease liability	Current finance lease liability	$22,801
Noncurrent liabilities
Finance lease liability	Long-Term finance lease liability	—
Total operating lease liability		$22,801

Lease obligations at June 30, 2022:
Twelve Months ending June 30, 2023	$23,949
Total Payments	23,949
Amount representing interest	(1,147)
Finance lease obligation, net	$22,801
Finance lease obligation, current portion	22,801
Finance lease obligation, long-term	—

Lease payments for the nine months ended June 30, 2022 were $23,949, which consisted of amortization of $20,877 and interest of $3,582. Lease payments for the three months ended June 30, 2022 were $5,987, which consisted of amortization of $5,394 and interest of $593. At June 30, 2022, the remaining lease term was 0.667 years (8 months) and the discount rate was 13.25%.

Operating Lease

The Company leases its office facility, in Eatontown, New Jersey, from Eaton Holdings LLC. The lease expired on April 30, 2021. The Company extended the lease on March 23, 2022 for an additional three years from May 1, 2021 to April 30, 2024. The table below presents the lease related asset and liability recorded on the Company’s consolidated balance sheets as of June 30, 2022:

	Classification on Balance Sheet	June 30, 2022
Assets
Operating Lease Asset	Operating lease right of use asset	$54,059
Total Operating lease assets		$54,059
Liabilities
Current Liabilities
Operating lease liability	Current operating lease liability	$28,505
Noncurrent liabilities
Operating lease liability	Long-Term operating lease liability	25,554
Total operating lease liability		$54,059

Lease obligations at June 30, 2022:
Fiscal 2022	$7,950
Fiscal 2023	31,800
Fiscal 2024	18,550
Total Payments	58,300
Amount representing interest	(4,241)
Operating lease obligation, net	54,059
Operating lease obligation, current portion	(28,505)
Operating lease obligation, long-term	$25,554

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2022

Unaudited

NOTE 11. Leases (continued)

The lease expense for the nine months ended June 30, 2022 and 2021 was $23,850 and $23,850, respectively; and for the three months ended June 30, 2022 and 2021 was $7,950 and $7,950, respectively. At June 30, 2022, the remaining lease term was 1.833 years (22 months).

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The Company renewed its lease on April 1, 2022, for an additional 12 months and pays $2,465 per month. Since the lease obligation is less than twelve months, the Company does not report a lease related asset or liability for this lease. Rent paid for the laboratory facility for the nine months ended June 30, 2022 and 2021 was $24,823 and $22,623 respectively; and for the three months ended June 30, 2022 and 2021 was $9,750 and $8,289.

NOTE 12. Investments

During the first quarter of 2018, the Company invested $300,000 in Baoxin Ltd., a Chinese company that is involved in tissue storage and processing in Baoxin, China. Baoxin is not a publicly traded corporation and the investment is carried at the lower of cost or market value. The Company annually reviews its investments for impairment. Based on the Company’s review, the carrying value of the Baoxin Investment was reported as $244,919 on June 30, 2022 and $244,919 on September 30, 2021.

The Agreement with Baoxin is for Baoxin to develop, own and operate multiple laboratory/treatment/training facilities in China using the American CryoStem’s intellectual property. Under the Agreement, American CryoStem received an upfront fee of $200,000 USD and a yearly minimum annual guarantee of $500,000 USD per year from Baoxin until the entire amount of the Contract ($6,000,000 USD) is paid. Additionally, as part of the transaction American CryoStem has invested $300,000 into Baoxin to obtain a 5% minority equity in Baoxin (China) and an option to acquire up to a 20% equity ownership interest in its Regenerative Medicine Center in Hong Kong (HK). The goals are to set up two additional GMP grade adipose tissue processing and storage facilities in Beijing and Shanghai to cover the need of the whole China region, and a proper education facility in China to promote the use of ATGRAFT as a more natural dermal filler over artificial fillers. Due to the uncertainty caused by the pandemic, the Company has decided to increase its allowance for doubtful accounts to include the amount owed by Baoxin at this time and to suspend its recognition of revenue from Baoxin until such time as circumstances in China ease and Baoxin is able to return to normal operations and make the contractual payments.

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

From time to time the Company takes advances and makes principal payments on the note. During the nine months ended June 30, 2022, the Company was advanced $2,120 and made payments of $24,805 on the note.

The principal balance of the Note is $125,090 at June 30, 2022 and $147,775 at September 30, 2021.

The Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc.

American CryoStem Corporation

Notes to the Consolidated Financial Statements

June 30, 2022

Unaudited

NOTE 14. Related Party Transactions (continued)

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

During the nine months ended June 30, 2022, the company was advanced $14,900 by a company 100% owned by the Chief Executive Officer of American CryoStem Corporation. At June 30, 2022, American CryoStem has a balance due of $14,900.

NOTE 15. Subsequent Events

The Company has made a review of material subsequent events from June 30, 2022 through the date of issuance of this report. There are no subsequent events to report as of the issuance of these financial statements.

We have completed, the clinical protocol for a new Investigational New Drug (IND) application that was filed on July 7, 2022 and were approved to proceed with the study on August 5, 2022 by the US Food and Drug Administration. Our efforts led to the development of a new study filed with the US FDA as a “first in human” study of ATCell in Long Covid titled: “A Pilot Study on Research Treatment OF Long Covid Post-Acute Sequelae of SARS CoV-2 Infection (“PASC”) Using ATCell™” the approved study is scheduled to be conducted at the Walter Reed National Military Medical Center (WRNMMC) in Bethesda, Maryland.

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

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Background

We were incorporated in the state of Nevada on March 13, 2009. On April 20, 2011, we acquired, through our wholly owned subsidiary American CryoStem Acquisition Corporation, substantially all the assets from, and assumed substantially all of the liabilities of, ACS Global, Inc. (“ACS”) in exchange for our issuance of 21,000,000 shares of our common stock, par value $0.001 per share, to ACS (the “Asset Purchase”). We filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) on April 27, 2011, disclosing the Asset Purchase and certain related matters including, but not limited to, the appointment of our present officers and directors as well as the resignation by the former chief executive officer and sole director. Our fiscal year ends September 30 of each calendar year. Upon the closing of the Asset Purchase: (i) ACS Global became our majority shareholder, (ii) John Arnone was appointed as our chief executive officer and president Anthony Dudzinski was appointed as our chief operating officer, treasurer and secretary, and (iii) John Arnone and Anthony Dudzinski were appointed to our board of directors, with Mr. Arnone being appointed as Chairman of the Board. Mr. Dudzinski is also a director, president and treasurer of ACS Global and Mr. Arnone is a director and secretary of ACS Global.

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

Adipose Tissue

The Company’s manufacturing platform technologies, cell transportation products, cell culture mediums and cell therapies are focused on the acquisition and processing of adipose tissue as the primary raw material. Many of our developed technologies have been successfully applied to other raw materials such as bone marrow, umbilical, and placenta tissue. Adipose tissue, also known as fat tissue or fatty tissue, is a connective tissue that is mainly composed of fat cells called adipocytes. Adipocytes are energy storing cells that contain large globules of fat known as lipid droplets surrounded by a structural network of fibers. tissue and other stromal tissues. The Company is focused on adipose tissue because it contains higher densities of mesenchymal stems cells (often 500 to 1000 times more) per gram of raw material when compared to other sources (bone marrow, umbilical cord tissue, etc). The higher cellular density of adipose tissue supports the ability to create regenerative cellular products more efficiently and with less expansion (lower passages and population doublings), which is preferred when producing cellular therapy products.

Adipose tissue is one of the top human stem cell sources considering its accessibility, abundance, and least painful collection procedure when compared to other sources such as bone marrow. The adipose derived mesenchymal stem cells (ADSCs) that adipose tissue contains can be maintained and expanded in culture for long periods of time without losing their differentiation capacity, leading to large cell quantities being increasingly used in cell therapy purposes. Many published and peer reviewed reports show that ADSC-based cell therapy products demonstrated optimal efficacy and efficiency in various clinical indications for both autologous and allogeneic purposes, hence they are increasingly being considered as potential tools for replacing, repairing, and regenerating dead or damaged cells.

Adipose tissue is a specialized type of connective tissue that arises from the differentiation of mesenchymal stem cells into adipocytes during fetal development. Mesenchymal stem cells are multipotent cells that can transform into various cell types, including fat cells, bone cells, cartilage cells, and muscle cells among others. Adipose tissue can be found in many places throughout the body. Adipose tissue is the most abundant type of fat in humans. It is distributed within subcutaneous fat, visceral fat, and bone marrow fat. Subcutaneous fat is found throughout the whole body, in the spaces between the skin and underlying muscles. Visceral fat is predominantly found around the organs in the abdominal cavity, such as the liver, intestines, and kidneys, as well as in the peritoneum (a serous membrane that lines the outside of the abdominal organs). Adipose tissue is also present in bone marrow (a sponge-like tissue in the central cavity of bones). In addition, adipose tissue can be found in the pericardium surrounding the heart, or cushioning other parts of the body, like the soles of the feet, eyeballs, and certain blood vessels.

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

The Company believes the reproducibility of scientific studies is a substantial issue in cellular therapy research, from drug discovery and development through clinical trials as researchers throughout the world continue to use different protocols for processes associated with cell sample preparation, cryopreservation, and cold chain management. We believe our validated manufacturing processes for our ATCell™ product solves this issue. The samples we produce with our patented platform and proprietary products have proven purity, consistent viabilities above 80 percent, and cell identification panels across six biomarkers and proven sterility. Our standardizing of handling, storage, and transportation protocols substantially improve the quality and reproducibility of adipose tissue derived stem cells. Our patented adipose tissue collection, processing, storage and retrieval protocols are designed to permit us to accelerate the time line of creating and processing cellular therapy products - from lab research to regulatory submission and FDA approval.

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

Products and Services

Therapy Product Development

During the Company’s initial stage of developing its manufacturing protocol and products chose adipose tissue as its source material following review and experiments that included other biomaterials and cell sources such as bone marrow and peripheral blood samples. The selection of adipose tissue is based upon numerous factors including high cell density and its wide array of other cell types including precursor and immune cells that may be derived and developed as future products. Although the Company is currently focused on the development of cellular therapy products utilizing adipose derived mesenchymal cells, the platform is designed to be easily extendable to permit the acquisition and expansion of additional cellular derivatives from other biomaterials.

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

The completion, submission and approval of our validated manufacturing platform is the culmination of the Company’s manufacturing development efforts. Validation of the manufacturing platform for the current FDA approved study has provided the Company with the opportunity to expand its efforts and resources on the further development of its downstream intellectual property. The objective is to provide deliverable commercial cell therapy products to address patient populations with large unmet medical needs such as brain injuries and conditions that include immunologic complications. The Company’s continuing efforts in the development of additional products includes an increased focus on the recruitment of collaborative partners and the extension of our existing manufacturing capabilities to development of other adipose tissue derivative and cellular/biomaterial combination products. Leveraging our repeatable processing platform provides the Company with contributable technology and capabilities to rapidly develop clinical studies, accumulate complementary scientific data and attract strong collaborative and developmental partners.

The Company has recently completed the development of an additional study focused SARS-CoV-2, also know as Long Covid. The NIH defines Long Covid symptoms as fatigue, shortness of breath, “brain fog”, sleep disorders, fevers, gastrointestinal symptoms, anxiety, and depression, can persist for months and can range from mild to incapacitating. The US Congress recently received $1.15b in funding for NIH to support research into the prolonged health consequences of SARS-CoV-2 (Long Covid) infection over the next 4 years. Approximately 20% to 30% of all people that have recovered from acute SARS-CoV-2 infection are currently estimated to have developed Long Covid in the week and months following their recovery from a SARS-CoV-2 infection.

Our development efforts have led to the development of a new study to be initially filed with the US FDA as a “first in human” study of ATCell in Long Covid titled: “A Pilot Study on Research Treatment OF Long Covid Post-Acute Sequelae of SARS CoV-2 Infection (“PASC”) Using ATCell™” is scheduled to be conducted at the Walter Reed National Military Medical Center (WRNMMC) in Bethesda, Maryland upon final approval from the FDA.

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

1.	The Company filed its first Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA) for the ATCELL cellular therapy product. The IND filing is titled “ATCell™ Expanded Autologous Adipose Derived Mesenchymal Stem Cells deployed via Intravenous Infusion for the Treatment of Post-Concussion Syndrome (PCS) in Retired Athletes and Military Personnel”, File number 19089, which was approved by the FDA on September 17, 2020. The Company intends to invite additional developers of cellular therapies to initiate additional arms of the clinical study focused on the use of ATCELL™ for use in systemic inflammatory response relief for patient suffering from systemic diseases. A number of these additional study targets have been identified and ongoing discussions support the Company’s belief that clinical investigations can be developed and rapidly added upon completion of the new treatment protocol and outcome assessment methodologies.

2.	DMD - The Company has completed the protocol for the treatment of Duchene Muscular Dystrophy and is in final discussions with its Collaborative partner, to select the principal investigator (PI) and clinical trial site selection.

3.	Long COVID - The Company has completed the protocol for treatment of Long COVID and its FDA filings. We have completed, along with a government partner the clinical protocol for a new Investigational New Drug (IND) application that was filed on July 7, 2022, and we were approved to proceed with the study on August 5, 2022 According to the Centers for Disease Control and Prevention, “post-COVID conditions can be considered a lack of return to a usual state of health following acute COVID-19 illness.” In the US, following COVID recovery, it is reported that up to 30% of those afflicted, diagnosed, or treated for COVID-19 have continuing symptoms and medical complications following recovery from the acute illness.

4.	Wound Healing - the creation of topical applications and ingredients used by physicians in the wound care and cosmetic industries as well as therapeutic cellular applications and bio-materials development. An initial pilot study involving a minimum of 10 participants for the assessment of its autologous tissue products for the wound healing market is underway. The Company is combining its tissue products, which do not require FDA approval, with current standard-of-care methods to accelerate and improve the healing of diabetic and non-diabetic wounds and ulcers.

5.	ATGRAFT™ - products include adipose tissue and cell sample processing and storage as a form of personal “bio-insurance”, and adipose tissue (fat) storage for cosmetic fat engraftment procedures. High demand for pure and natural aesthetics in fast growing cosmetic industry with non-FDA required plastic, cosmetic, and reconstructive surgical “fat filler”.

6.	Osteoarthritis - The Company completed its study protocol for ATCell for osteoarthritis and has completed the filing with the Cayman Island Ministry of Health. This new study is currently pending approval. The study is designed for 100 participants as a “patient pay model”, an acceptable model in the Cayman Islands. Upon approval the study will be marketed to patients in the Caribbean and the US and will generate revenue to the Company for each patient’s processing and delivery of their treatment samples to the clinic n Grand Cayman.

About ATCELL™

The Company has established and trademarked ATCELL™ as the brand name for its line of adipose derived stem cell products. ATCELL™ is a purified sample of adipose tissue derived from adipose tissue through our manufacturing processes that can be incubated and grown (cultured) to large quantities in cGMP conditions.

ATCELL™ Adipose Derived Mesenchymal Cells Processed and characterized adipose derived cells created using the Company’s proprietary, validated and patented Standard Operating Procedures (SOPs) of its manufacturing platform and the Company’s ACSelerate™ patented cell culture media. Cell lines may also be custom created for patients desiring to store their cells for their own future use in Regenerative Medicine procedures, shipped “On Demand”. Customer samples are collected by the physician in a mini liposuction procedure and delivered to the Company’s facility utilizing the CELLECT® collection system and ACSelerate™ transport medium to conform to our validated quality control standards. The Company charges its customers a fee to process newly collected client tissue samples into cellular samples.

ATCELL’s repeatable sample manufacturing process is designed to comply with the requirements of FDA to produce highly consistent and validated cellular products necessary to achieve regulatory approval. The validation of our manufacturing process and quality control results are of great value in biomanufacturing and serve as the basis for approval and commercial product development.

The Company’s ATCELL™ cell lines are cultured in our patented ACSelerate™ cell culture media. All processed samples: tissue, cells, and research materials are made available for clinical study therapies, tissue transfer or sale to research institutions. All samples are tested for sterility, disease, lifespan, and population doubling rate (PDL). Cell morphology is confirmed by (i) flow cytometry (6 markers) and (ii) tri-lineage differentiation analysis has been confirmed using ACSelerate™ differentiation medias. Each ATCELL™ line can be further processed and differentiated allowing the Company to provide genetically matched cell types. We believe this research methodology may provide opportunities for the Company’s ATCELL™ and ACSelerate™ products to become the building blocks of additional commercial application development.

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

ATGRAFT™ supported procedures include breast reconstruction, layered augmentations, buttocks enhancement, volume corrections of the hands, feet, face, and neck areas that experience significant adipose tissue (fat) volume reduction as we age. ATGRAFT™ is processed and stored utilizing our cGMP standards so that any stored fat tissue sample may in the future be further processed to create, “ATCELL™”, for use in Regenerative Medicine applications. The ATGRAFT™ service is included in our granted patent “Business Method for Collection, Processing, Cryogenic Storage and Distribution of a Biologic Sample Material” US Patent Number 10,014,079, issued July 3, 2018.

The Company’s charges processing fees for ATGRAFT™ tissue processing and minimum annual storage fees based on the volume of tissue processed. These processing and storage fees may be paid by the collecting/treating physician or the consumer. The Company earns additional fees upon sample retrieval, for the thawing, packaging, and shipment of the stored samples to the physician or clinical “point-of-care” for immediate use upon receipt. Additionally, physicians may request that any stored ATGRAFT™ tissue sample of 25ml or greater be reprocessed utilizing the Company’s ATCELL™ and Autokine-CM™ processing to create topical therapy or cosmetic products, on-demand.

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

American CryoStem is the first tissue bank to globally incorporate through its CELLECT® service the International Blood Banking identification, labeling and product identification coding system. This labeling system is an acceptable machine-readable labeling standard, product description, and bar-coding system for FDA Center for Biologics Evaluation and Research under 21 CFR 606.12(c)13. American CryoStem conforms to this standard in its laboratory facility and all cellular and tissue products produced at the facility carry our W3750 ICCBBA facility identifier allowing any hospital, clinic, laboratory, and regulator worldwide to identify the origin and obtain additional information on any sample produced at an American CryoStem laboratory facility. The Company requires use of this standard in all laboratories that license or utilize our technology.

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

The Company supports its marketing efforts by making ATCELL™ samples available for research purposes and for internal product development through our collaborative and partnering programs. We believe these cell lines may be suitable for use by private researchers and universities for use in pre-clinical trial studies and in-vitro research. We also believe that the Company’s ability to provide these materials for these research and development collaborators, partners and other third parties extend the Company’s ability to become a primary source of clinical grade materials and services necessary to support approved applications and treatments.

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
24

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

International Licensing Program –COVID RISK FACTOR

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

During Fiscal 2020 and 2021, due to the continuing effects of the COVID pandemic and associated government policies and regulations Baoxin suspended its processing activities. Baoxin is an emerging biotechnology company in China that has relied to date on investment to fund operations and build their facilities, as is typical for these types of companies. During 2020 and 2021, Baoxin developed a new state of the art facility with sizable clean rooms and biomaterial storage space. The facility was completed in February 2021 and officially opened in May of 2021. Unfortunately, due to the continued effects of COVID and the appearance of new variants Baoxin has been unable to restart operations and its marketing programs in 2022.

Hong Kong

On June 30, 2014 the Company granted Health Information Technology Company, LTD (“HIT”) exclusive rights to utilize the Company’s Standard Operating Procedures (SOP’s) to market the Company’s ATGRAFT™ tissue storage service for Hong Kong. The Agreement calls for upfront fees, royalties and the purchase by HIT of certain consumables manufactured by the Company. The Company and HIT reached further agreement to extend their relationship on a nonexclusive basis to include HIT’s cord blood laboratory located in Shenzhen, Guangdong Province, one of China’s most successful Special Economic Zones. The HIT agreement includes initial upfront fees and royalty payments for predetermined gross revenue volumes. HIT will also purchase CRYO ACSelerate™ storage media, CELLECT™ collection and transportation kits as well as other American CryoStem products necessary for clinical adipose tissue processing and storage at the Shenzhen facility. The final master licensing agreement is for a period of 5 years with renewal options and was executed between the parties on September 24, 2014. The HIT license has been extended per the terms of Schedule B of the Term Sheet, dated June 30, 2014, for an additional 3-year period to June 30, 2023.

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

Thailand

On April 5, 2018 the Company announced further expansion of its global laboratory and cellular technology footprint by entering into an agreement to license its ATGRAFT™ and ATCELL™ adipose tissue (fat) processing and storage technologies with CRYOVIVA (Thailand) Ltd., a Bangkok, Thailand based Cord Blood processing and storage facility. CRYOVIVA, Thailand, currently offers collection, processing, and storage of Cord Blood derived biologics to patients throughout Thailand and Southeast Asia.

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

Marketing and Distribution

The key objective of our marketing strategy is to position American CryoStem in the market as the “Gold Standard” for adipose tissue collection, cell processing and cryogenic storage, research/commercial uses, and therapeutic applications of adipose tissue within the current regulatory framework. The combination of a traditional sales approach supported by continuous internal and external marketing program(s) is closely coordinated with the expansion of our laboratory processing capabilities. Our initial marketing efforts intend to disseminate current and future uses of adipose tissue and adult stem cells which support our business model, products and services. We intend to employ both print advertising and social media sales campaigns. In addition, we plan to utilize key leaders, and early adopters in the medical community as a marketing resource to enhance awareness of our proprietary, patented products and services and to increase the number of surgeons who join our network, university and private collaboration and consumers who use our products and services.

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

Development of International Markets

International Licensing Program - Globally, many jurisdictions outside the US permit the use of adipose tissue based cellular therapies and regenerative medicine applications. The Company has received numerous inquiries concerning the sale or licensing of our products and services in these jurisdictions. The Company believes that the inquiries to date are a result of the global boom in Medical Tourism and the slow pace of approval of cellular therapies and regenerative medicine applications in the US. To address these inquiries and to expand the Company’s sales, marketing and branding opportunities the Company has designed and is offering an International Licensing Program.

The program is designed to permit the licensing of the Company’s products and services to organizations that meet the Company’s financial and technical criteria. The licensing program allows for a variety of business relationship including franchising, partnering and joint venturing. Marketing efforts to date have been to clinics, physicians, and hospitals in foreign jurisdictions capable of rapidly building or committing the appropriate facilities and personnel to create the required laboratory facilities to operate the CELLECT®, ATGRAFT™ and ATCELL™ services in their local market. Strategically, the Company’s international licensees will maintain the branding of the Company’s services along the lines of the “Intel Inside” branding program.

Qualified Licensees can quickly take advantage of the rapidly expanding opportunity to collect, process, store, and culture individual regenerative cell samples for their clients with the comfort and confidence that they are providing services that have been developed to conform to US FDA standards. Core to the relationship is the developed proprietary and patent pending processing and laboratory operational methodologies contained in our Standard Operating Procedures, Training, and Continuous Quality Management, Testing Program, and Laboratory Operations manuals.

Licensing programs may be initiated through a letter of intent (LOI) agreement between the Company and the prospective licensee. This LOI agreement is designed for due diligence and facility qualifications purposes. The Company receives an initial fee under the agreement which may or may not be credited toward future royalty payments. Following evaluation of the prospective licensee the Company will enter into a final Agreement which outlines all upfront fees, minimum royalties, and consumable purchase obligations of the Licensee.

Significant to our international development activities is the global expansion of the American CryoStem branded services and patented products, as well as the expansion of the Company’s services, technology, and products as the core platform to implement cellular therapies and regenerative medicine.

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

The current pandemic, changes in Chinese regulations and policies regarding Hong Kong, recent political unrest, and the inability of Chinese citizens to cross the border between Hong Kong and China have significantly curtailed the ability of HIT to implement its business plans to utilize the Company’s technology and purchase the associated consumables.

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

Results of Operations - Three Months

The Company’s revenue for the quarter ended June 30, 2022, decreased to $42,599 versus $132,119 for the same period of Fiscal 2021.

Operating expenses decreased to $414,643 for the quarter ended June 30, 2022, from $570,992 for the same period in Fiscal 2021. The Company incurred a decrease in its Research and Development and Consulting Expense paid with stock options. The Company incurred an increase in Bad Debt Expense since Management increased its Allowance for Doubtful Accounts.

Net loss for the quarter ended June 30, 2022, was $401,689 compared to a net loss of $466,470 for the same period of Fiscal 2021. The decrease in the net loss for quarter versus the same period in 2021, was primarily due to the reduction in revenue show above.

Liquidity and Capital Resources

As of June 30, 2022, the Company had a cash balance of $2,757, compared to $8,244 at September 30, 2021. We used $699,080 of our cash for operations and $73,202 for investing activities. The main sources of cash provided by financing activities included new equity issuances totaling $813,500.

Accounts Receivable decreased to $14,859 at June 30, 2022 from $78,782 at September 30, 2021.

Convertible debt increased to $716,370 as of June 30, 2022, versus $706,131 as of September 30, 2021. This increase was due to the effects of amortizing the beneficial conversion feature of the notes. See Note 7. Debt reported in the financial statements.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended June 30, 2022.

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

The Company leases its laboratory facility, in Monmouth Junction, New Jersey, from Princeton Corporate Plaza LLC. The Company renewed its lease on April 1, 2022, for an additional 12 months and pays $2,465 per month. See Note 11. Leases in the Financial Statements.

The Company was not party to any litigation against it and is not aware of any litigation contemplated against it as of June 30, 2022. See also Legal Proceedings below.

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

From time to time the Company takes advances and makes principal payments on the note. During the nine months ended June 30, 2022, the Company was advanced $2,120 and made payments of $24,805 on the note.

The principal balance of the Note is $125,090 at June 30, 2022 and $147,775 at September 30, 2021.

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

During the nine months ended June 30, 2022, the company was advanced $14,900 by a company 100% owned by the Chief Executive Officer of American CryoStem Corporation. At June 30, 2022, American CryoStem has a balance due of $14,900.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 and concluded that the disclosure controls and procedures were effective as a whole.

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

During the nine months ended June 30, 2022, the Company issued 2,545,000 shares and received proceeds of $813,500. The share price was determined by agreement with the purchasers, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2022, the Company issued 91,091 shares for Prepaid legal fees valued at $50,000. The share price was determined by agreement with the service provider, based upon the current market price less a discount for purchasing restricted securities.

During the nine months ended June 30, 2022, the Company issued 170,886 shares to pay interest due holders of bridge notes and convertible notes. The amount of interest paid was $59,309. The share prices were determined by the aggregate market price for the week in which the interest became due.

During the nine months ended June 30, 2022, the Company exchanged 1,000,000 newly created Series A Voting Convertible Preferred Shares for 20,000,000 common shares held by ACS Global, Inc. (See Note 14 for more details).

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

AMERICAN CRYOSTEM CORPORATION

August 22, 2022	By:	/s/ John Arnone
John Arnone, Chief Executive Officer
(Principal Executive Officer)

August 22, 2022	By:	/s/ Anthony Dudzinski
Anthony Dudzinski, Treasurer
(Principal Financial Officer)

